Form 10-K
period 2019-12-31
InterPrivate Acquisition Corp.
filed 2020-03-30
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2019

Commission File Number 001-39204

INTERPRIVATE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	84-3080757
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1350 Avenue of the Americas
New York, NY	10019
(Address of principal executive offices)	(zip code)

(212) 647-0166

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered

Units, each consisting of one share of common stock and one-half of one redeemable warrant	IPV.U	The New York Stock Exchange
Common stock, par value $0.0001 per share	IPV	The New York Stock Exchange
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	IPV WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 30, 2020, 31,055,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated February 3, 2020, as filed with the Securities and Exchange Commission on February 5, 2020, pursuant to Rule 424(b)(4) (SEC File Nos. 333-235849 and 333-236233) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete an initial business combination;
●	pool of prospective target businesses;
●	failure to maintain the listing on, or the delisting of our securities from, the New York Stock Exchange (“NYSE”) or an inability to have our securities listed on NYSE or another national securities exchange following our initial business combination;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	public securities’ potential liquidity and trading;
●	lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

i

INTERPRIVATE ACQUISITION CORP.

FORM 10-K

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Interprivate Acquisition Corp.

We are a blank check company formed under the laws of the State of Delaware on August 16, 2019. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.” We may pursue a business combination opportunity in any business or industry we choose. To date, our efforts have been primarily limited to organizational activities as well as activities related to this offering. None of our officers, directors, promoters and other affiliates has engaged in any substantive discussions on our behalf with representatives of other companies regarding the possibility of a potential business combination with us.

In August 2019, we issued an aggregate of 5,750,000 shares of our common stock (“founders’ shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share, to InterPrivate Acquisition Management LLC, an affiliate of InterPrivate Capital LLC (“Sponsor”), an entity controlled by Ahmed M. Fattouh, our Chairman and Chief Executive Officer. In December 2019, our Sponsor contributed an aggregate of 718,750 founders’ shares back to our capital for no additional consideration resulting in there being an aggregate of 5,031,250 founders’ shares outstanding. In February 2020, we effectuated a dividend of 0.2 shares of common stock for each share of common stock, resulting in there being an aggregate of 6,037,500 founders’ shares outstanding.

In September 2019, we also issued to designees of EarlyBirdCapital, Inc., the representative of the underwriters in our initial public offering (“IPO”), an aggregate of 300,000 shares of common stock of which 50,000 shares received by the underwriter were contributed back to our capital for no additional consideration as a result of the dividend effectuated by us in February 2020 as described above (“representative shares”) at a price of $0.0001 per share.

On February 6, 2020 we consummated the IPO of 21,000,000 units. Each unit (“Unit”) consists of one share of common stock and one-half of one redeemable warrant (“Warrant”), with each whole Warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $210,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of 555,000 Units (“Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $5,550,000. The Private Units were sold to the Sponsor and EarlyBirdCapital and its designees. The Private Units are identical to the Units sold in the IPO, except that the Warrants underlying the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

On February 10, 2020 we consummated the sale of an additional 3,150,000 Units that were subject to the underwriters’ over-allotment option at $10.00 per Unit, generating gross proceeds of $31,500,000. Simultaneously with the closing of the sale of additional Units, we consummated the sale of an additional 63,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $630,000. Following the closing of the over-allotment option and sale of additional Private Units, an aggregate amount of $241,500,000 has been placed in the Company’s trust account established in connection with the IPO.

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated February 3, 2020, incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated February 3, 2020, incorporated by reference herein. There have been no material changes to such risk factors except as follows:

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.  Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We currently maintain our principal executive offices at 1350 Avenue of the Americas, New York, NY 10019. The cost for this space is included in the $10,000 per-month fee InterPrivate LLC, an affiliate of our Sponsor, charges us for general and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on NYSE under the symbols IPV.U, IPV, and IPV WS, respectively.

Holders

As of March 23, 2020, there were three holders of record of our units, nineteen holders of record of our common stock and one holder of record of our warrants. We believe we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In August 2019, we issued an aggregate of 5,750,000 founders’ shares for an aggregate purchase price of $25,000, or approximately $0.004 per share, to our Sponsor. In December 2019, our Sponsor contributed an aggregate of 718,750 founders’ shares back to our capital for no additional consideration resulting in there being an aggregate of 5,031,250 founders’ shares outstanding. In February 2020, we effectuated a dividend of 0.2 shares of common stock for each share of common stock, resulting in there being an aggregate of 6,037,500 founders’ shares outstanding.

In September 2019, we also issued to designees of EarlyBirdCapital, Inc., the representative of the underwriters in our IPO an aggregate of 300,000 shares of common stock of which 50,000 shares received by the underwriter were contributed back to our capital for no additional consideration as a result of the dividend effectuated by us in February 2020 , representative shares, at a price of $0.0001 per share.

On February 6, 2020, we consummated our IPO of 21,000,000 units. Each unit consisted of one share of common stock and one-half of one redeemable warrant, with each whole warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $210,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager of the offering. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-235849) which was declared effective by the Securities and Exchange Commission on February 3, 2020, and a registration statement on Form S-1MEF (No. 333-236233) which became effective automatically upon filing on February 3, 2020.

Simultaneously with the consummation of the IPO, we consummated the Private Placement of 555,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $5,550,000. The Private Units were sold to the Sponsor and EarlyBirdCapital and its designees. The Private Units are identical to the Units sold in the IPO, except that the Warrants underlying the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

Following the closing of the IPO on February 6, 2020, an amount of $210,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was placed in a trust account.

On February 10, 2020 we consummated the sale of an additional 3,150,000 Units that were subject to the underwriters’ over-allotment option at $10.00 per Unit, generating gross proceeds of $31,500,000. Simultaneously with the closing of the sale of additional Units, we consummated the sale of an additional 63,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $630,000. A total of $31,500,000 of the net proceeds was deposited into the trust account, bringing the aggregate proceeds held in the trust account to $241,500,000.

Transaction costs amounted to $5,310,386 consisting of $4,830,000 of underwriting fees and $480,386 of other offering costs. In addition, $867,876 of cash was held outside of the Trust Account and is available for working capital purposes.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 16, 2019 (inception) through December 31, 2019 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 16, 2019 (inception) through December 31, 2019, we had a net loss of $1,000, which consists of operating and formation costs.

Liquidity and Capital Resources

Until the consummation of the IPO, our liquidity needs were satisfied through the receipt of $25,000 from our sale of founder shares and promissory note from our initial shareholders and their affiliates. In September 2019, we issued an unsecured promissory note to InterPrivate Acquisition Management LLC (the “Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) September 1, 2020, (ii) the consummation of the IPO or (iii) the date on which we determined not to proceed with the IPO.

On February 6, 2020, we consummated the IPO of 21,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $210,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 555,000 Private Units to our Sponsor and EarlyBirdCapital, generating gross proceeds of $5,550,000.

On February 10, 2020, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 3,150,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $31,500,000. In addition, we also consummated the sale of an additional 63,000 Private Units at $10.00 per Private Unit, generating total gross proceeds of $32,130,000.

Following the IPO, the exercise of the over-allotment option and the sale of the Private Units, a total of $241,500,000 was placed in the trust account and, following the payment of certain transaction expenses, we had $867,876 of cash held outside of the trust account and available for working capital purposes. We incurred $5,310,386 in IPO related costs, including $4,830,000 of underwriting fees and $480,386 of other costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

In August 2019, the Sponsor purchased 5,750,000 founders’ shares for an aggregate price of $25,000. On December 30, 2019, the Sponsor contributed an aggregate of 718,750 founder shares back to us for no additional consideration and in February 2020, we effected a dividend of 0.2 shares of common stock for each share of common stock outstanding, resulting in there being an aggregate of 6,037,500 founder shares outstanding.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the founder shares until, with respect to 50% of the founder shares, the earlier of one year after the consummation of a business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a business combination and, with respect to the remaining 50% of the founder shares, until the one year after the consummation of a business combination, or earlier, in either case, if, subsequent to a business combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

In September 2019, we issued an unsecured promissory note to InterPrivate Acquisition Management LLC, pursuant to which we may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) September 1, 2020, (ii) the consummation of the IPO or (iii) the date on which we determined not to proceed with the IPO. At December 31, 2019, $80,808 was outstanding under the Promissory Note. The outstanding amount of $124,148 was repaid at the closing of the IPO on February 6, 2020.

In addition, in order to finance transaction costs in connection with a business combination, the Insiders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Units.

We entered into an agreement whereby, commencing on February 3, 2020, through the earlier of our consummation of a business combination and the liquidation of the trust account, we will pay an affiliate of one of our executive officers $10,000 per month for office space, utilities and secretarial and administrative support.

We entered into an agreement whereby, commencing on the February 3, 2020, through the earlier of our consummation of a business combination and the liquidation of the trust account, we will pay Minesh Patel, our Vice President, a $10,000 per month fee for assisting us in negotiating and consummating an initial business combination.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of one of our executive officers a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on February 3, 2020 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

We entered into an agreement whereby, commencing on the February 3, 2020, through the earlier of the Company’s consummation of a business combination and the liquidation of the Trust Account, we will pay our Vice President a $10,000 per month fee for assisting us in negotiating and consummating an initial business combination.

Additionally, we have engaged EarlyBirdCapital as an advisor in connection with a business combination to assist us in holding meetings with its shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with a business combination, assist us in obtaining shareholder approval for the business combination and assist us with its press releases and public filings in connection with the business combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of a business combination in an amount equal to 3.5% of the gross proceeds of the IPO (exclusive of any applicable finders’ fees which might become payable); provided that up to 33% of the fee may be allocated at our sole discretion to other third parties who are investment banks or financial advisory firms not participating in the IPO that assist us in identifying and consummating a business combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Ahmed M. Fattouh	46	Chairman and Chief Executive Officer
Alan Pinto	48	Senior Vice President
Brandon C. Bentley	45	General Counsel and Director
Brian Q. Pham	32	Senior Vice President
Minesh K. Patel	35	Vice President
Jeffrey A. Harris	64	Director
Pietro Cinquegrana	52	Director

Ahmed M. Fattouh has served as our Chief Executive Officer and a member of our board of directors since our inception and as our Chairman since December 2019. Mr. Fattouh has over 20 years of private equity and M&A. Since 2017, he has been a Founder Member and the Chief Executive Officer of InterPrivate LLC, a private investment firm that invests on behalf of a consortium of family offices in partnership with independent sponsors from leading private equity firms with strong relationships with former portfolio companies. In 2001, Mr. Fattouh became a Founding Member and the Chief Executive Officer of Landmark Value Investments, an asset management firm. He also served as the Managing Member of Landmark Value Strategies, Landmark Activist Strategies, Landmark Credit Strategies, the Landmark Real Assets Fund, the Landmark Protection Fund, Globalist Value Strategies and the Globalist MENA Fund. Mr. Fattouh is a former member of the private equity group at Investcorp International and the M&A Department of Morgan Stanley & Co. in New York. He has executed transactions involving industry leaders, including RJR Nabisco, Mobil Corporation, Ampolex, IBM, Elf Atochem, Tivoli Systems, Eagle Industries, Amerace, Washington Energy, Puget Power, Synergy Gas, KKR, Saks Fifth Avenue, Werner Ladder, Falcon Building Products, LVMH, Bliss, Eastern Software, and Fidelity National. Mr. Fattouh previously served as a director of Columbia Medical Products, the Del Grande Dealer Group, Massmedium, and Collective Sense. Mr. Fattouh received a B.S. in Foreign Service from Georgetown University. We believe Mr. Fattouh is well-qualified to serve as a director of the company given his significant experience and in-depth knowledge of private equity investing, capital markets and investment banking.

Alan Pinto has served as our Senior Vice President since our inception. He is a 25-year veteran of the finance industry. After establishing himself in institutional Sales and Trading, Mr. Pinto became a founding Managing Director of Dahlman Rose & Co in 2003, a boutique investment bank focused on the shipping industry and all related energy and commodity markets. Having established a long roster of sophisticated institutional clients who had a growing appetite for structured, private deals, Mr. Pinto left Dahlman Rose in 2013 to independently advise corporate clients on capital raising and M&A. In 2014, Mr. Pinto coordinated a $500 million hybrid mezzanine and equity investment from several hedge funds to back a European tanker operator to acquire a $1.0 billion fleet of crude carriers from AP Moeller-Maersk. Since that transaction, Mr. Pinto has advised on deals across a wide spectrum of industries, including auto retail, real estate, transportation infrastructure, oil and gas and technology. Mr. Pinto received a B.A. from Georgetown University.

Brandon C. Bentley has served as our General Counsel and a member of our board of directors since our inception. He is also a founder and has been Chief Operating Officer and General Counsel of InterPrivate since 2017. From 2005 to 2014, Mr. Bentley was the General Counsel, Chief Operating Officer and Chief Compliance Officer of Landmark Value Investments. Mr. Bentley also served as General Counsel of the firm’s registered broker-dealer affiliate from 2011 to 2013. Prior to InterPrivate, Mr. Bentley served as the General Counsel and Chief Operating Officer of Castellan Real Estate Partners, a real estate private equity firm based in New York, from 2014 to 2016 and worked for e.ventures Europe in a senior finance and operations capacity. Mr. Bentley previously worked as an attorney at White & Case LLP in New York from 1999 to 2005, where he focused on securities transactions and mergers and acquisitions. Mr. Bentley received a B.A. from Wake Forest University and a J.D. from Boston University School of Law. We believe Mr. Bentley is well-qualified to serve as a director of the company given his in-depth knowledge of corporate, securities and regulatory law.

Brian Q. Pham has served as a Senior Vice President since our inception. Mr. Pham has been an investor, advisor and builder of technology led companies throughout his career. Mr. Pham has been an independent investor and advisor to technology companies since 2017. From 2013 to 2016, Mr. Pham was a Principal at Sherpa Capital, a San Francisco based venture capital firm. Mr. Pham was on the founding team and was the first investor to join the founders and helped build the organization from the ground to approximately $700.0 million in assets under management. Select investments led or co-led by Mr. Pham include: Pillpack, Slack, Curology and Opendoor. With the Sherpa Capital founders, Mr. Pham aided in the formation of Silicon Foundry, a strategic consultancy and incubation platform which incubated Brandless. From 2011 to 2013, Mr. Pham was a member of the Morgan Stanley technology investment banking team based in Menlo Park. There he focused on the equity markets for high growth technology companies and helped clients raise $22.0 billion through initial public offerings, follow-on equity offerings, and convertible debt offerings. Representative transactions that his team led include IPOs for Facebook, Workday, and ServiceNow. Prior to Morgan Stanley, Mr. Pham helped build efforts to from companies based off of IP from the Kamei Laboratory at the UCLA Department of Bioengineering. Mr. Pham received a B.S. in Bioengineering from the University of California Los Angeles.

Minesh K. Patel has served as a Vice President since our inception. Mr. Patel has been a Principal at InterPrivate since 2019 where he focuses on market research, investment analysis, and deal execution. Mr. Patel previously was a Principal at Fiduciary Network LLC, a private equity firm that provided permanent capital solutions to wealth management firms, from 2011 to 2018. Fiduciary Network’s portfolio companies managed in excess of $35 billion in assets under management and included some of the most respected firms in the industry. Mr. Patel’s responsibilities included leading or advising on all aspects of the firm’s M&A transactions, including deal sourcing, valuation and structuring. Prior to Fiduciary Network, Mr. Patel worked at JPMorgan Chase in a prime brokerage unit that was acquired from Bear Stearns from 2009 to 2010. Mr. Patel received a B.S. and M.S. from the University of Texas at Dallas and has been a CFA charterholder since 2012.

Jeffrey A. Harris has served as a member of our board of directors since January 2020. Mr. Harris is the founder and managing member of Global Reserve Group LLC, a financial advisory and investment firm founded in 2011 focused primarily on the energy industry. From 1983 to 2011, he worked at Warburg Pincus LLC and was a Managing Director and member of the Executive Management Group. During his tenure he invested in numerous companies across sectors including energy, technology, telecommunications, industrial, and consumer/retail, and has served as a director of over forty public and private companies. Currently, he is a director of Knoll, Inc. and several private companies. In addition, Mr. Harris is a member of the Board of Trustees of each of the Cranbrook Educational Community, New York-Presbyterian Hospital and Friends of the High Line. He was an adjunct professor at Columbia Business School for thirteen years, and is a past chairman of the National Venture Capital Association. Mr. Harris received a B.S. in Economics from the Wharton School at the University of Pennsylvania and an M.B.A. from Harvard Business School. We believe Mr. Harris is well-qualified to serve as a director of the company based on his investment experience and contacts and relationships.

Pietro Cinquegrana has served as a member of our board of directors since January 2020. Since March 2018, Mr. Cinquegrana has served as Managing Director at CDIB Capital International, the private investment arm for CDF Holdings, a Taiwan-listed investment holding company. From February 2017 to March 2018, Mr. Cinquegrana was a private investor. From February 2016 to February 2017, Mr. Cinquegrana served as a Managing Director at Hudson Hill Capital, a family-backed long-term oriented private investment firm. From 2014 to January 2016, he served as a Managing Director for Aleph Capital Partners, a hybrid private equity/special situations partnership. From 2013 to 2014, he was a senior member of the investment team at Vitol S.A. focused on making energy-related investments internationally. Prior to this, he served as a Managing Director for Fosun International, a Chinese diversified investment holding company (2011 to 2012) and Apollo Global Management/Holdfast Capital, a private equity platform acquired by Apollo to make investments in workouts, restructurings and recapitalizations in developed markets in Asia-Pacific (2009 to 2011). Mr. Cinquegrana began his career at Goldman Sachs and the Boston Consulting Group and subsequently worked for 11 years at Morgan Stanley (1994-2005), including as a member of the investment team of the Morgan Stanley Bridge Fund and a senior investment professional at Princes Gate Investors. Mr. Cinquegrana also worked at Ospraie Special Opportunities (2007–2009). Mr. Cinquegrana received a B.Sc. from the London School of Economics and Political Science, a M.Sc. in Economics from Oxford University and an M.B.A. from The Wharton School at the University of Pennsylvania. We believe Mr. Cinquegrana is well-qualified to serve as a director of the company due to his investing experience, contacts and relationships.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Jeffrey A. Harris, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Pietro Cinquegrana, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Ahmed M. Fattouh and Brandon C. Bentley, will expire at the third annual meeting.

Director Independence

Currently Jeffrey A. Harris and Pietro Cinquegrana would each be considered an “independent director” under the NYSE listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Pursuant to the NYSE’s phase-in rules for companies listing in conjunction with an initial public offering, we have one year from the date on which we are first listed on the NYSE to have a majority of our board of directors considered independent. We intend to identify one additional independent director to serve on the board within the applicable time period.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating committee, and a compensation committee. Each such committee is composed of solely independent directors.

Audit Committee

Effective February 6, 2020, we established an audit committee of the board of directors, which consists of Jeffrey A. Harris and Pietro Cinquegrana, each of whom is an independent director under the NYSE’s listing standards. Pursuant to the NYSE’s phase-in rules for companies listing in conjunction with an initial public offering, we have one year from the date on which we are first listed on the NYSE to have our audit committee be comprised of three members. We intend to identify one additional independent director to serve on the audit committee within the applicable time period. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

During the fiscal year ended December 31, 2019, our audit committee held no meetings.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE’s listing standards. NYSE’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, the board of directors has determined that Pietro Cinquegrana qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC, which generally is any person who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Nominating Committee

Effective February 6, 2020, we established a nominating committee of the board of directors, which consists of Jeffrey A. Harris and Pietro Cinquegrana, each of whom is an independent director under the NYSE’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

During the fiscal year ended December 31, 2019, our nominating committee did not hold any meetings.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective February 6, 2020, we established a compensation committee of the board of directors, which consists of Jeffrey A. Harris and Pietro Cinquegrana, each of whom is an independent director under the NYSE’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated below, other than the $10,000 per month administrative fee and the $10,000 per month payment to Minesh Patel for assisting us in negotiating and consummating our initial business combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

During the fiscal year ended December 31, 2019, our compensation committee did not hold any meetings.

Code of Ethics

Effective February 6, 2019, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to 1350 Avenue of the Americas, New York, NY 10019.

ITEM 11. EXECUTIVE COMPENSATION

Other than as described below, no executive officer has received any cash compensation for services rendered to us. Commencing on February 3, 2020 through the acquisition of a target business or our liquidation of the trust account, we will pay InterPrivate LLC, an affiliate of Mr. Fattouh, $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary.

We are also obligated, commencing on February 3, 2020 through the acquisition of a target business or the liquidation of the trust account, to pay Minesh K. Patel, our Vice President, a services fee of $10,000 per month for assisting us in negotiating and consummating an initial business combination.

Other than the $10,000 per month administrative fee, the $10,000 per month services fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination and the repayment of the $124,148 loan made by our officers and directors to us, no compensation or fees of any kind will be paid to our sponsor, initial stockholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the Private Units as the warrants are not exercisable within 60 days of the date hereof.

	Amount and		Approximate
	Nature of		Percentage of
	Beneficial		Outstanding
Name and Address of Beneficial Owner(1)	Ownership		Shares
Ahmed M. Fattouh(2)	6,538,581		21.2%
Alan Pinto	0	(3)	0.0%
Brandon C. Bentley	0	(3)	0.0%
Brian Q. Pham	0	(3)	0.0%
Minesh K. Patel	0	(3)	0.0%
Jeffrey A. Harris	0	(3)	0.0%
Pietro Cinquegrana	0	(3)	0.0%
InterPrivate Acquisition Management LLC(2)	6,538,581		21.2%
All directors and executive officers as a group (seven individuals)	6,538,581		21.2%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 1350 Avenue of the Americas, New York, NY 10019.
(2)	Represents securities held by InterPrivate Acquisition Management LLC, our sponsor, of which InterPrivate Capital LLC is sole manager. InterPrivate Capital LLC is a wholly owned subsidiary of InterPrivate LLC, an entity controlled by Ahmed M. Fattouh. Accordingly, all securities held by our sponsor may ultimately be deemed to be beneficially held by Mr. Fattouh.
(3)	Does not include any securities held by InterPrivate Acquisition Management LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

All of the founders’ shares outstanding prior to the IPO have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (i) with respect to 50% of such shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of such shares, one year after the date of the consummation of our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founders’ shares.

Our executive officers and our Sponsor are our “promoters,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2019, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Transactions” contained in our prospectus dated February 3, 2020, incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from August 16, 2019 (inception) through December 31, 2019 totaled $42,555. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from August 16, 2019 (inception) through December 31, 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from August 16, 2019 (inception) through December 31, 2019.

All Other Fees. We did not pay Marcum for other services for the period from August 16, 2019 (inception) through December 31, 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*
3.2	Bylaws.**
4.1	Specimen Unit Certificate.**
4.2	Specimen Common Stock Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.5	Description of Registrant’s Securities.
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Registration Rights Agreement*
10.4	Business Combination and Marketing Agreement between EarlyBirdCapital, Inc. and the Registrant.*
10.5	Stock Escrow Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.6	Administrative Services Agreement between InterPrivate LLC and the Registrant.*
10.7	Services Agreement between the Registrant and Minesh Patel.*
14	Code of Ethics.**
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 6, 2020
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-235849 and 333-236233).

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2020.

INTERPRIVATE ACQUISITION CORP.

By:	/s/ Ahmed M. Fattouh
Ahmed M. Fattouh
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ahmed M. Fattouh	President and Chief Financial Officer and Director	March 30, 2020
Ahmed M. Fattouh	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Brandon C. Bentley	General Counsel and Director	March 30, 2020
Brandon C. Bentley

/s/ Jeffrey A. Harris
Jeffrey A. Harris	Director	March 30, 2020

/s/ Pietro Cinquegrana
Pietro Cinquegrana	Director	March 30, 2020

INTERPRIVATE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
InterPrivate Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of InterPrivate Acquisition Corp. (the “Company”) as of December 31, 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 16, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period from August 16, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/ s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY
March 30, 2020

INTERPRIVATE ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2019

ASSETS
Current asset – Other receivable	$25
Deferred offering costs	106,870
TOTAL ASSETS	$106,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,000
Promissory note – related party	80,808
Total Current Liabilities	81,808

Commitments

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 6,337,500 shares issued and outstanding (1)	634
Additional paid-in capital	25,453
Accumulated deficit	(1,000)
Total Stockholders’ Equity	25,087
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,895

(1)	Included up to 787,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ election to fully exercise their over-allotment option on February 10, 2020, the shares were no longer subject to forfeiture (see Note 5 and 7).

The accompanying notes are an integral part of the financial statements.

INTERPRIVATE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 16, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

Formation and operating costs	$1,000

Net loss	$(1,000)

Weighted average shares outstanding, basic and diluted (1)	6,337,784

Basic and diluted net loss per common share	$0.00

(1)	Excludes up to 787,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ election to fully exercise their over-allotment option on February 10, 2020, the shares were no longer subject to forfeiture (see Note 5 and 7).

The accompanying notes are an integral part of the financial statements.

INTERPRIVATE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 16, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – August 16, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	6,900,000	690	24,310	—	25,000

Issuance of Representative Shares	300,000	30	1,057	—	1,087

Forfeiture of common stock issued to Sponsor	(862,500)	(86)	86	—	—

Net loss	—	—	—	(1,000)	(1,000)

Balance – December 31, 2019	6,337,500	$634	$25,453	$(1,000)	$25,087

(1)	Included up to 787,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ election to fully exercise their over-allotment option on February 10, 2020, the shares were no longer subject to forfeiture (see Note 5 and 7).

The accompanying notes are an integral part of the financial statements.

INTERPRIVATE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 16, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

Cash Flows from Operating Activities:
Net loss	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	1,000
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	80,808
Payment of offering costs	(80,808)
Net cash provided by financing activities	—

Net Change in Cash	—
Cash – Beginning	—
Cash – Ending	$—

Non-cash investing and financing activities:
Issuance of Representative Shares	$1,087
Deferred offering costs paid directly by Sponsor from proceeds from issuance of common stock to Sponsor	$25,000

The accompanying notes are an integral part of the financial statements.

Note 1 — Description of Organization and Business Operations

InterPrivate Acquisition Corp. (the “Company”) was incorporated in Delaware on August 16, 2019. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2019, the Company had not commenced any operations. All activity for the period from August 16, 2019 (inception) through December 31, 2019 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statements for the Company’s Initial Public Offering were declared effective on February 3, 2020. On February 6, 2020, the Company consummated the Initial Public Offering of 21,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $210,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 555,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to InterPrivate Acquisition Management LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $5,550,000, which is described in Note 4.

Following the closing of the Initial Public Offering on February 6, 2020, an amount of $210,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”) located in the United States, which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

On February 7, 2020, the underwriters notified the Company of their intention to fully exercise their over-allotment option on February 10, 2020. As such, on February 10, 2020, the Company consummated the sale of an additional 3,150,000 Units, at $10.00 per Unit, and the sale of an additional 63,000 Private Units, at $10.00 per Private Unit, generating total gross proceeds of $32,130,000. A total of $31,500,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $241,500,000.

Transaction costs amounted to $5,310,386 consisting of $4,830,000 of underwriting fees and $480,386 of other offering costs. In addition, $867,876 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 5), Representative Shares (as defined in Note 7), Private Shares (as defined in Note 4) and any Public Shares purchased after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

The Sponsor and EarlyBirdCapital have agreed (a) to waive their redemption rights with respect to their Founder Shares, Representative Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination or amendment to the Amended and Restated Certificate of Incorporation, (b) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares, Representative Shares and Private Shares if the Company fails to consummate a Business Combination and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect a public stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until November 6, 2021 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Insiders will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Insiders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial as of December 31, 2019.

Net loss per common share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 787,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). At December 31, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 24,150,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,150,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital purchased an aggregate of 555,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $5,550,000. As a result of the underwriters’ election to fully exercise their over-allotment option on February 10, 2020, the Sponsor and EarlyBirdCapital purchased an additional 63,000 Private Units at a purchase price of $10.00 per Private Unit, for an aggregate purchase price of $630,000. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. Each Private Unit consists of one share of common stock (“Private Share”) and one-half of one warrant (“Private Warrant”). Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Note 5 — Related Party Transactions

Founder Shares

In August 2019, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. On December 30, 2019, the Sponsor contributed an aggregate of 718,750 Founder Shares back to the Company’s capital for no additional consideration and in February 2020, the Company effected a dividend of 0.2 shares of common stock for each share of common stock outstanding, resulting in there being an aggregate of 6,037,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 787,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares underlying the Private Units and Representative Shares).

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until, with respect to 50% of the Founder Shares, the earlier of one year after the consummation of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a Business Combination and, with respect to the remaining 50% of the Founder Shares, until the one year after the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

In September 2019, the Company issued an unsecured promissory note to InterPrivate Acquisition Management LLC (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) September 1, 2020, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. At December 31, 2019, $80,808 was outstanding under the Promissory Note. The outstanding amount of $124,148 was repaid at the closing of the Initial Public Offering on February 6, 2020.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the February 3, 2020, through the earlier of the Company’s consummation of a Business Combination and the liquidation of the Trust Account, the Company will pay an affiliate of one of the Company’s executive officers $10,000 per month for office space, utilities and secretarial and administrative support.

Services Agreement

The Company entered into an agreement whereby, commencing on the February 3, 2020, through the earlier of the Company’s consummation of a Business Combination and the liquidation of the Trust Account, the Company will pay its Vice President a $10,000 per month fee for assisting the Company in negotiating and consummating an initial Business Combination.

Note 6 — Commitments

Registration Rights

Pursuant to a registration rights agreement entered into on February 3, 2020, the holders of the Founder Shares and Representative Shares, as well as the holders of the Private Units and any units that may be issued in payment of Working Capital Loans made to the Company (and all underlying securities), are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Representative Shares, Private Units and units issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day to purchase up to 3,150,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On February 10, 2020, the underwriters fully exercised their over-allotment option to purchase an additional 3,150,000 Units at $10.00 per unit.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,830,000 in the aggregate.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of Initial Public Offering, or $8,452,500 (exclusive of any applicable finders’ fees which might become payable); provided that up to 33% of the fee may be allocated at the Company’s sole discretion to other third parties who are investment banks or financial advisory firms not participating in the Initial Public Offering that assist the Company in identifying and consummating a Business Combination.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2019, there were 6,337,500 shares of common stock issued and outstanding, of which an aggregate of up to 787,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares and Representative Shares). On February 14, 2020, in connection with the underwriters’ exercise of the over-allotment option in full, 787,500 founder shares are no longer subject to forfeiture.

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption;
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the sponsor, initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

Representative Shares

In September 2019, the Company issued to the designees of EarlyBirdCapital 250,000 shares of common stock (the “Representative Shares”) (after giving effect to a contribution back to the Company’s capital for no additional consideration of an aggregate of 50,000 shares EarlyBirdCapital received as a result of the dividend effectuated by the Company in February 2020). The Company accounted for the Representative Shares as an offering cost of the Initial Public Offering, with a corresponding credit to stockholders’ equity. The Company estimated the fair value of Representative Shares to be $1,087 based upon the price of the Founder Shares issued to the Sponsor. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

Note 8 — Income Tax

The Company’s net deferred tax asset at December 31, 2019 is as follows:

Deferred tax asset
Net operating loss carryforward	$210
Total deferred tax assets	210
Valuation allowance	(210)
Deferred tax liability, net of allowance	$—

The income tax provision for the period from August 16, 2019 (inception) through December 31, 2019 consists of the following:

Federal
Current	$—
Deferred	(210)

State
Current	$—
Deferred	—
Change in valuation allowance	210
Income tax provision	$—

As of December 31, 2019, the Company had $1,000 U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Valuation allowance	(21.0)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.