Form 10-Q
period 2020-06-30
InterPrivate Acquisition Corp.
filed 2020-08-11
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 11, 2020, 31,055,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

INTERPRIVATE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current asset
Cash	$576,317	$—
Prepaid expenses and other current assets	75,988	25
Total Current Assets	652,305	25

Deferred offering costs	—	106,870
Marketable securities held in Trust Account	243,242,148	—
TOTAL ASSETS	$243,894,453	$106,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$208,683	$1,000
Income taxes payable	201,563	—
Promissory note – related party	—	80,808
Total Current Liabilities	410,246	81,808

Deferred tax liability	69,561	—
Total Liabilities	479,807	81,808

Commitments

Common stock subject to possible redemption 23,698,156 shares at redemption value at June 30, 2020	238,414,641	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 7,357,344 and 6,337,500 shares issued and outstanding (excluding 23,698,156 and no shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively (1)	736	634
Additional paid-in capital	3,980,324	25,453
Retained earnings/(Accumulated deficit)	1,018,945	(1,000)
Total Stockholders’ Equity	5,000,005	25,087
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$243,894,453	$106,895

(1)	At December 31, 2019, included up to 787,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Month Ended June 30,	Six Month Ended June 30,
	2020	2020
Operating costs	$312,325	$451,079
Loss from operations	(312,325)	(451,079)

Other income:
Interest earned on marketable securities held in Trust Account	894,683	1,410,903
Unrealized (loss) gain on marketable securities held in Trust Account	(842,406)	331,245
Other income, net	52,277	1,742,148

(Loss) income before provision for income taxes	(260,048)	1,291,069
Benefit (provision) for income taxes	54,611	(271,124)
Net (loss) income	$(205,437)	$1,019,945

Weighted average shares outstanding, basic and diluted (1)	7,347,667	7,065,753

Basic and diluted net loss per common share (2)	$(0.04)	$(0.05)

(1)	Excludes an aggregate of 23,698,156 shares subject to possible redemption June 30, 2020.
(2)	Excludes interest income of $65,539 and $1,364,178 attributable to shares subject to possible redemption for the three and six months ended June 30, 2020, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

	Common Stock		Additional Paid	(Accumulated Deficit) / Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	6,337,500	$634	$25,453	$(1,000)	$25,087

Forfeiture of Representative Shares	(50,000)	(5)	5	—	—

Sale of 24,150,000 Units, net of underwriting discount and offering expenses	24,150,000	2,415	236,187,199	—	236,189,614

Sale of 618,000 Private Units	618,000	61	6,179,939	—	6,180,000

Common stock subject to possible redemption	(23,707,833)	(2,370)	(238,617,708)	—	(238,620,078)

Net income	—	—	—	1,225,382	1,225,382

Balance – March 31, 2020	7,347,667	735	3,774,888	1,224,382	5,000,005

Change in value of common stock subject to possible redemption	9,677	1	205,436	—	205,437

Net loss	—	—	—	(205,437)	(205,437)

Balance – June 30, 2020	7,357,344	$736	$3,980,324	$1,018,945	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,019,945
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,410,903)
Unrealized gain on marketable securities held in Trust Account	(331,245)
Deferred tax benefit	69,561
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(75,963)
Accrued expenses	207,683
Income taxes payable	201,563
Net cash used in operating activities	(319,359)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(241,500,000)
Net cash used in investing activities	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	236,670,000
Proceeds from sale of Private Units	6,180,000
Proceeds from promissory note – related party	43,340
Repayment of promissory note – related party	(124,148)
Payment of offering costs	(373,516)
Net cash provided by financing activities	242,395,676

Net Change in Cash	576,317
Cash – Beginning of period	—
Cash – End of period	$576,317

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$237,394,700
Change in value of common stock subject to possible redemption	$(1,019,941)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Marketable Securities Held in Trust Account

At June 30, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 12,384,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Reconciliation of Net Loss per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Net (loss) income	$(205,437)	$1,019,945
Less: Income attributable to common stock subject to possible redemption	(65,539)	(1,364,178)
Adjusted net loss	$(270,976)	$(344,233)

Weighted average shares outstanding, basic and diluted	7,347,667	7,065,753

Basic and diluted net loss per common share	$(0.04)	$(0.05)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

JUNE 30, 2020

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

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the February 3, 2020, through the earlier of the Company’s consummation of a Business Combination and the liquidation of the Trust Account, the Company will pay an affiliate of one of the Company’s executive officers $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2020, the Company incurred and paid $30,000 and $50,000 in fees for these services, respectively.

Services Agreement

The Company entered into an agreement whereby, commencing on the February 3, 2020, through the earlier of the Company’s consummation of a Business Combination and the liquidation of the Trust Account, the Company will pay its Vice President a $10,000 per month fee for assisting the Company in negotiating and consummating an initial Business Combination. For the three and six months ended June 30, 2020, the Company incurred and paid $30,000 and $50,000 in fees for these services, respectively.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2020 and December 31, 2019, there were 7,357,344 and 6,337,500 shares of common stock issued and outstanding, excluding 23,698,156 and no shares of common stock subject to possible redemption, respectively.

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020
Assets:
Marketable securities held in Trust Account	1	$243,242,148

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 16, 2019 (inception) through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $205,437, which consists of operating costs of $312,325 and an unrealized loss on marketable securities held in our Trust Account of $842,406, offset by interest income on marketable securities held in the Trust Account of $894,683 and income taxes benefit of $54,611.

For the six months ended June 30, 2020, we had net income of $1,019,945, which consists of interest income on marketable securities held in the Trust Account of $1,410,903 and an unrealized gain on marketable securities held in our Trust Account of $331,245, offset by operating costs of $451,079 and a provision for income taxes of $271,124.

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

As of June 30, 2020, we had marketable securities held in the Trust Account of $243,242,148 (including approximately $1,742,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2020, we have not withdrawn any interest earned on the Trust Account.

For the six months June 30, 2020, cash used in operating activities was $319,359. Net income of $1,019,945 was affected by interest earned on marketable securities held in the Trust Account of $1,410,903, an unrealized gain on marketable securities held in our Trust Account of $331,245 and a deferred tax provision of $69,561. Changes in operating assets and liabilities provided $333,283 of cash for operating activities.

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

As of June 30, 2020, we had cash of $576,317. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Memorandum and Articles of Association our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders.

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

INTERPRIVATE ACQUISITION CORP.

Date: August 11, 2020	By:	/s/ Ahmed M. Fattouh
	Name:	Ahmed M. Fattouh
	Title:	Chairman and Chief Executive and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

