Form 10-Q
period 2020-09-30
InterPrivate Acquisition Corp.
filed 2020-11-13
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 13, 2020, 31,055,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

 INTERPRIVATE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$324,854	$—
Prepaid expenses and other current assets	61,747	25
Total Current Assets	386,601	25

Deferred offering costs	—	106,870
Marketable securities held in Trust Account	243,122,663	—
TOTAL ASSETS	$243,509,264	$106,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$120,180	$1,000
Income taxes payable	82,420	—
Promissory note – related party	—	80,808
Total Liabilities	202,600	81,808

Commitments

Common stock subject to possible redemption 23,691,356 shares at redemption value at September 30, 2020	238,306,654	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 7,364,144 and 6,337,500 shares issued and outstanding (excluding 23,691,356 and no shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively (1)	736	634
Additional paid-in capital	4,088,311	25,453
Retained earnings/(Accumulated deficit)	910,963	(1,000)
Total Stockholders’ Equity	5,000,010	25,087
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$243,509,264	$106,895

(1)	At December 31, 2019, included up to 787,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from August 16, 2019 (Inception) Through September 30,
	2020	2020	2019
Operating and formation costs	$177,201	$628,280	$1,000
Loss from operations	(177,201)	(628,280)	(1,000)

Other income (expense):
Interest earned on marketable securities held in Trust Account	371,760	1,782,663	—
Unrealized loss on marketable securities held in Trust Account	(331,245)	—	—
Other income, net	40,515	1,782,663	—

(Loss) income before income taxes	(136,686)	1,154,383	(1,000)
Benefit (provision) for income taxes	28,704	(242,420)	—
Net (loss) income	$(107,982)	$911,963	$(1,000)

Weighted average shares outstanding, basic and diluted (1)	7,357,344	7,164,018	5,062,500

Basic and diluted net loss per common share (2)	$(0.02)	$(0.07)	$(0.00)

(1)	Excludes an aggregate of 23,691,356 shares subject to possible redemption at September 30, 2020 and an aggregate of 787,500 shares subject to forfeiture at September 30, 2019 (see Notes 5 and 7).
(2)	Excludes interest income of $28,664 and $1,392,425 attributable to shares subject to possible redemption for the three and nine months ended September 30, 2020, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

	Common Stock		Additional Paid	(Accumulated Deficit) / Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	6,337,500	$634	$25,453	$(1,000)	$25,087

Forfeiture of Representative Shares	(50,000)	(5)	5	—	—

Sale of 24,150,000 Units, net of underwriting discount and offering expenses	24,150,000	2,415	236,187,199	—	236,189,614

Sale of 618,000 Private Units	618,000	61	6,179,939	—	6,180,000

Common stock subject to possible redemption	(23,707,833)	(2,370)	(238,617,708)	—	(238,620,078)

Net income	—	—	—	1,225,382	1,225,382

Balance – March 31, 2020	7,347,667	735	3,774,888	1,224,382	5,000,005

Change in value of common stock subject to possible redemption	9,677	1	205,436	—	205,437

Net loss	—	—	—	(205,437)	(205,437)

Balance – June 30, 2020	7,357,344	$736	$3,980,324	$1,018,945	$5,000,005

Change in value of common stock subject to possible redemption	6,800	—	107,987	—	107,987

Net loss	—	—	—	(107,982)	(107,982)

Balance – September 30, 2020	7,364,144	$736	$4,088,311	$910,963	$5,000,010

For the period from AUGUST 16, 2019 (inception) to SEPTEMBER 30, 2019

	Common Stock		Additional Paid	(Accumulated Deficit) / Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – August 16, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor(1)	6,900,000	690	24,310	—	25,000

Issuance of Representative Shares	300,000	30	1,057	—	1,087

Net loss	—	—	—	(1,000)	(1,000)

Balance – September 30,2019	7,200,000	$720	$25,367	$(1,000)	$25,087

(1)	Included an aggregate of 787,500 shares subject to forfeiture if the over-allotment option wa not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from August 16, 2019 (Inception) Through September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$911,963	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,782,663)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(61,722)
Accrued expenses	119,180	1,000
Income taxes payable	82,420	—
Net cash used in operating activities	(730,822)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(241,500,000)	—
Cash withdrawn from Trust Account to pay for franchise and income taxes	160,000	—
Net cash used in investing activities	(241,340,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	236,670,000	—
Proceeds from sale of Private Units	6,180,000	—
Proceeds from promissory note – related party	43,340	7,500
Repayment of promissory note – related party	(124,148)	—
Payment of offering costs	(373,516)	(7,500)
Net cash provided by financing activities	242,395,676	—

Net Change in Cash	324,854	—
Cash – Beginning of period	—	—
Cash – End of period	$324,854	$—

Non-Cash investing and financing activities:
Issuance of Representative Shares	$—	$1,087
Deferred offering costs paid directly by Sponsor from proceeds from issuance of common stock to Sponsor	$—	$25,000
Initial classification of common stock subject to possible redemption	$237,394,700	$—
Change in value of common stock subject to possible redemption	$911,954	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Aeva, Inc., a Delaware corporation (“Aeva”), as described in Note 9. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering were declared effective on February 3, 2020. On February 6, 2020, the Company consummated the Initial Public Offering of 21,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $210,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 555,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to InterPrivate Acquisition Management LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $5,550,000, which is described in Note 4.

Following the closing of the Initial Public Offering on February 6, 2020, an amount of $210,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”) located in the United States, which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At September 30, 2019, weighted average shares were reduced for the effect of an aggregate of 787,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 12,384,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Reconciliation of Net Loss per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from August 16, 2019 (Inception) Through September 30,
	2020	2020	2019
Net (loss) income	$(107,982)	$911,963	$1,000
Less: Income attributable to common stock subject to possible redemption	(28,664)	(1,392,425)	(1,000)
Adjusted net loss	$(136,646)	$(480,462)	$—

Weighted average shares outstanding, basic and diluted	7,537,344	7,164,018	5,062,500

Basic and diluted net loss per common share	$(0.02)	$(0.07)	$(0.00)

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

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In August 2019, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. On December 30, 2019, the Sponsor contributed an aggregate of 718,750 Founder Shares back to the Company’s capital for no additional consideration and in February 2020, the Company effected a dividend of 0.2 shares of common stock for each share of common stock outstanding, resulting in there being an aggregate of 6,037,500 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The Founder Shares included an aggregate of up to 787,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares underlying the Private Units and Representative Shares). On February 10, 2020, as a result of the underwriters’ election to fully exercise their over-allotment option, 787,500 Founder’s Shares are no longer subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the February 3, 2020, through the earlier of the Company’s consummation of a Business Combination and the liquidation of the Trust Account, the Company will pay an affiliate of one of the Company’s executive officers $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2020, the Company incurred and paid $30,000 and $80,000 in fees for these services, respectively.

Services Agreement

The Company entered into an agreement whereby, commencing on the February 3, 2020, through the earlier of the Company’s consummation of a Business Combination and the liquidation of the Trust Account, the Company will pay its Vice President a $10,000 per month fee for assisting the Company in negotiating and consummating an initial Business Combination. For the three and nine months ended September 30, 2020, the Company incurred and paid $30,000 and $80,000 in fees for these services, respectively.

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2020 and December 31, 2019, there were 7,364,144 and 6,337,500 shares of common stock issued and outstanding, excluding 23,691,356 and no shares of common stock subject to possible redemption, respectively.

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

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Private Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account	1	$243,122,663

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Business Combination Agreement

On November 2, 2020, the Company entered into a business combination agreement (the “Business Combination Agreement”) with WLLY Merger Sub Corp., a Delaware corporation and newly formed, wholly-owned direct subsidiary of the Company (“Merger Sub”), and Aeva, pursuant to which the Company will effect a business combination with Aeva (the “Proposed Business Combination”).

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Pursuant to the Business Combination Agreement, at the closing of the Proposed Business Combination (the “Closing”), Merger Sub will be merged with and into Aeva (the “Merger”), with Aeva surviving the Merger as a wholly-owned direct subsidiary of the Company. At the Effective Time, by virtue of the Merger, all shares of Aeva common stock issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive shares of our common stock, all outstanding Aeva options will be converted into options to purchase our common stock and all outstanding Aeva restricted stock unts will be converted into InterPrivate restricted stock units. The aggregate number of shares of Company common stock to be issued in the Proposed Business Combination will be equal to the Company Value plus the exercise price of all outstanding Aeva options, divided by $10.00. “Company Value” means $1.7 billion, which amount will be decreased by the amount (up to $50 million) that Aeva’s assets minus liabilities set forth on its PCAOB audited financials as of the year ending December 31, 2019 is less than the amount of assets minus liabilities set forth on its unaudited balance sheet for the same period. Following the Closing, the Company will own all the stock of Aeva and the Aeva stockholders as of immediately prior to the effective time of the Merger will hold a majority of the Company’s common stock.

The Closing is subject to certain conditions, including but not limited to the approval of the Company’s stockholders and Aeva’s stockholders of the Business Combination Agreement. The Business Combination Agreement may also be terminated by either party under certain circumstances including if the Business Combonation has not occurred by March 31, 2021. Aeva has agreed to customary “no shop” obligations subject to a customary “fiduciary out,” and Aeva would be required to pay a termination fee in the amount of $68 million if the Business Combination Agreement is terminated under certain circumstances.

Stockholder Support Agreement

Also, on November 2, 2020, certain stockholders of Aeva holding the votes necessary to approve the Proposed Business Combination entered into a Stockholder Support Agreement with the Company (the “Stockholder Support Agreement”), pursuant to which, among other things, such stockholders have agreed to vote all of their shares of Aeva capital stock in favor of the approval and adoption of the Proposed Business Combination. Additionally, such stockholders have agreed not to (a) transfer any of their shares of Aeva capital stock (or enter into any arrangement with respect thereto) or (b) enter into any voting arrangement that is inconsistent with the Stockholder Support Agreement.

Registration Rights and Lock-Up Agreement

Pursuant to the Business Combination Agreement and as a condition to the Closing, the Company, the Sponsor and EarlyBirdCapital (the “Original Holders”) and certain stockholders of Aeva (the “New Holders” and collectively with the Original Holders, the “Holders”) will enter into the Registration Rights and Lock-Up Agreement.

Pursuant to the terms of the Registration Rights and Lock-Up Agreement, the Company will be obligated to file a registration statement to register the resale of certain securities of the Company held by the Holders. In addition, subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, to sell all or any portion of their registrable securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $30 million. The Registration Rights and Lock-Up Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Subject to certain exceptions, the Registration Rights and Lock-Up Agreement further provides for the securities of the Company held by the New Holders to be locked-up for a period of one-hundred eighty days following the Closing, while fifty percent of the securities of the Company held by the Original Holders will be locked-up until the earlier of (i) one year following the Closing or (ii) the date on which the sale price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within any 30-day trading period, and the other fifty percent of the securities of the Company held by the Original Holders will be locked-up until one year following the Closing.

Subscription Agreements

On November 2, 2020, the Company entered into subscription agreements with certain investors, pursuant to which the investors have agreed to purchase in the aggregate approximately 12,000,000 shares of common stock in a private placement for $10.00 per share (the “Private Placement”) for anticipated gross proceeds of approximately $120,000,000. The purpose of the Private Placement is to raise additional capital for use in connection with the Proposed Business Combination and to meet the minimum cash requirements of the Company provided in the Business Combination Agreement. The Private Placement is conditioned on, among other things, the closing of the Proposed Business Combination.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Business Combination Agreement

On November 2, 2020, the Company entered into a business combination agreement (the “Business Combination Agreement”) with WLLY Merger Sub Corp., a Delaware corporation and newly formed, wholly-owned direct subsidiary of the Company (“Merger Sub”), and Aeva, Inc., a Delaware corporation (“Aeva”), pursuant to which the Company will effect a business combination with Aeva (the “Proposed Business Combination”).

Pursuant to the Business Combination Agreement, at the closing of the Proposed Business Combination (the “Closing”), Merger Sub will be merged with and into Aeva (the “Merger”), with Aeva surviving the Merger as a wholly-owned direct subsidiary of the Company. At the Effective Time, by virtue of the Merger, all shares of Aeva common stock issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive shares of our common stock, all outstanding Aeva options will be converted into options to purchase our common stock and all outstanding Aeva restricted stock unts will be converted into InterPrivate restricted stock units. The aggregate number of shares of Company common stock to be issued in the Proposed Business Combination will be equal to the Company Value plus the exercise price of all outstanding Aeva options, divided by $10.00. “Company Value” means $1.7 billion, which amount will be decreased by the amount (up to $50 million) that Aeva’s assets minus liabilities set forth on its PCAOB audited financials as of the year ending December 31, 2019 is less than the amount of assets minus liabilities set forth on its unaudited balance sheet for the same period. Following the Closing, the Company will own all the stock of Aeva and the Aeva stockholders as of immediately prior to the effective time of the Merger will hold a majority of the Company’s common stock.

The Closing is subject to certain conditions, including but not limited to the approval of the Company’s stockholders and Aeva’s stockholders of the Business Combination Agreement. The Business Combination Agreement may also be terminated by either party under certain circumstances including if the Business Combonation has not occurred by March 31, 2021. Aeva has agreed to customary “no shop” obligations subject to a customary “fiduciary out,” and Aeva would be required to pay a termination fee in the amount of $68 million if the Business Combination Agreement is terminated under certain circumstances.

Stockholder Support Agreement

Also, on November 2, 2020, certain stockholders of Aeva holding the votes necessary to approve the Proposed Business Combination entered into a Stockholder Support Agreement with the Company (the “Stockholder Support Agreement”), pursuant to which, among other things, such stockholders have agreed to vote all of their shares of Aeva capital stock in favor of the approval and adoption of the Proposed Business Combination. Additionally, such stockholders have agreed not to (a) transfer any of their shares of Aeva capital stock (or enter into any arrangement with respect thereto) or (b) enter into any voting arrangement that is inconsistent with the Stockholder Support Agreement.

Registration Rights and Lock-Up Agreement

Pursuant to the Business Combination Agreement and as a condition to the Closing, the Company, the Sponsor and EarlyBirdCapital (the “Original Holders”) and certain stockholders of Aeva (the “New Holders” and collectively with the Original Holders, the “Holders”) will enter into the Registration Rights and Lock-Up Agreement.

Pursuant to the terms of the Registration Rights and Lock-Up Agreement, the Company will be obligated to file a registration statement to register the resale of certain securities of the Company held by the Holders. In addition, subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, to sell all or any portion of their registrable securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $30 million. The Registration Rights and Lock-Up Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Subject to certain exceptions, the Registration Rights and Lock-Up Agreement further provides for the securities of the Company held by the New Holders to be locked-up for a period of one-hundred eighty days following the Closing, while fifty percent of the securities of the Company held by the Original Holders will be locked-up until the earlier of (i) one year following the Closing or (ii) the date on which the sale price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within any 30-day trading period, and the other fifty percent of the securities of the Company held by the Original Holders will be locked-up until one year following the Closing.

Subscription Agreements

On November 2, 2020, the Company entered into subscription agreements with certain investors, pursuant to which the investors have agreed to purchase in the aggregate approximately 12,000,000 shares of common stock in a private placement for $10.00 per share (the “Private Placement”) for anticipated gross proceeds of approximately $120,000,000. The purpose of the Private Placement is to raise additional capital for use in connection with the Proposed Business Combination and to meet the minimum cash requirements of the Company provided in the Business Combination Agreement. The Private Placement is conditioned on, among other things, the closing of the Proposed Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 16, 2019 (inception) through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $107,982, which consists of operating costs of $177,201 and an unrealized loss on marketable securities held in our Trust Account of $331,245, offset by interest income on marketable securities held in the Trust Account of $371,760 and income taxes benefit of $28,704.

For the nine months ended September 30, 2020, we had net income of $911,963, which consists of interest income on marketable securities held in the Trust Account of $1,782,663 offset by operating costs of $628,280 and a provision for income taxes of $242,420.

For the period from August 16, 2019 (inception) through September 30, 2019, we had net loss $1,000, which consisted of formation and operating costs.

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

As of September 30, 2020, we had marketable securities held in the Trust Account of $243,122,663 (including approximately $1,623,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we have withdrawn $160,000 of interest earned on the Trust Account for the payment of franchise and income taxes.

For the nine months September 30, 2020, cash used in operating activities was $730,822. Net income of $911,963 was affected by interest earned on marketable securities held in the Trust Account of $1,782,663. Changes in operating assets and liabilities provided $139,878 of cash for operating activities.

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

As of September 30, 2020, we had cash of $324,854. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

We entered into an agreement whereby, commencing on February 3, 2020, through the earlier of the Company’s consummation of a Business Combination and the liquidation of the Trust Account, we will pay our Vice President a $10,000 per month fee for assisting us in negotiating and consummating an initial Business Combination.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. Treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders.

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

INTERPRIVATE ACQUISITION CORP.

Date: November 13, 2020	By:	/s/ Ahmed M. Fattouh
	Name:	Ahmed M. Fattouh
	Title:	Chairman and Chief Executive and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)