Form 10-K
period 2020-12-31
InterPrivate Acquisition Corp.
filed 2021-03-11
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2020

OR

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2020, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was $243,207,836.

As of March 10, 2021, 31,055,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s definitive proxy statement/prospectus/consent solicitation statement dated February 12, 2021, as filed with the Securities and Exchange Commission on February 16, 2021 (SEC File No. 333-251106) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	ability to consummate the Proposed Business Combination (as such term is defined below);
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Proposed Business Combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the Proposed Business Combination;
●	potential ability to obtain additional financing to complete the Proposed Business Combination;
●	pool of prospective target businesses;
●	failure to maintain the listing on, or the delisting of our securities from, the New York Stock Exchange (“NYSE”) or an inability to have our securities listed on NYSE or another national securities exchange following the Proposed Business Combination;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	public securities’ potential liquidity and trading;
●	lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

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

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to InterPrivate Acquisition Corp.

General

We are a blank check company formed under the laws of the State of Delaware on August 16, 2019. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.” We may pursue a business combination opportunity in any business or industry we choose. Prior to signing the Business Combination Agreement (defined below), our efforts have been primarily limited to organizational activities, activities related to our initial public offering (“IPO”) and pursuing our initial business combination.

In August 2019, we issued an aggregate of 5,750,000 shares of our common stock (“founder shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share, to InterPrivate Acquisition Management LLC (the “Sponsor”), an affiliate of InterPrivate Capital LLC, an entity controlled by Ahmed M. Fattouh, our Chairman and Chief Executive Officer. In December 2019, the Sponsor contributed an aggregate of 718,750 founder shares back to our capital for no additional consideration resulting in there being an aggregate of 5,031,250 founder shares outstanding. In February 2020, we effectuated a dividend of 0.2 shares of common stock for each share of common stock, resulting in there being an aggregate of 6,037,500 founder shares outstanding.

In September 2019, we also issued to designees of EarlyBirdCapital Inc., the representative of the underwriters in our IPO, an aggregate of 300,000 shares of our common stock of which 50,000 shares received by the underwriter were contributed back to our capital for no additional consideration as a result of the dividend effectuated by us in February 2020 as described above at a price of $0.0001 per share.

On February 6, 2020, we consummated the IPO of 21,000,000 InterPrivate Units. Each InterPrivate Unit consists of one share of our common stock and one-half of one InterPrivate Warrant, with each whole InterPrivate Warrant entitling the holder to purchase one share of our common stock at a price of $11.50 per share. The InterPrivate Units were sold at an offering price of $10.00 per InterPrivate Unit, generating gross proceeds of $210,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement of 555,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $5,550,000. The Private Units were sold to the Sponsor and EarlyBirdCapital and its designees. The Private Units are identical to the InterPrivate Units sold in the IPO, except that the warrants underlying the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

On February 10, 2020, we consummated the sale of an additional 3,150,000 InterPrivate Units that were subject to the underwriters’ over-allotment option at $10.00 per InterPrivate Unit, generating gross proceeds of $31,500,000. Simultaneously with the closing of the sale of additional InterPrivate Units, we consummated the sale of an additional 63,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $630,000.

Following the closing of the over-allotment option and sale of additional Private Units, an aggregate amount of $241,500,000 was placed in the Company’s trust account established in connection with the IPO (the “Trust Account”). We may withdraw from the Trust Account interest earned on the funds held therein necessary to pay our income or other taxes, if any. Except as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K, these proceeds will not be released until the earlier of the completion of an initial business combination and our redemption of 100% of the outstanding shares issued in the IPO upon our failure to consummate a business combination within the required time period.

The remaining proceeds from our IPO and simultaneous private placement, net of underwriting discounts and commissions and other costs and expenses, became available to be used as working capital to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For further details regarding our business, see the section titled “Information about InterPrivate” contained in our definitive proxy statement/prospectus/consent solicitation statement dated February 12, 2021, incorporated by reference herein.

Proposed Business Combination

The Business Combination Agreement

On November 2, 2020, we entered into a Business Combination Agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) with WLLY Merger Sub Corp., a Delaware corporation and newly formed, wholly-owned direct subsidiary of InterPrivate (“Merger Sub”), and Aeva, Inc., a Delaware corporation (“Aeva”), pursuant to which Merger Sub will be merged with and into Aeva (the “Merger”), with Aeva surviving the Merger as a direct wholly-owned subsidiary of InterPrivate (the “Proposed Business Combination”). The Business Combination Agreement contains customary representations and warranties, covenants, closing conditions, termination fee provisions and other terms relating to the Proposed Business Combination and the transactions contemplated thereby.

In connection with the closing of the Proposed Business Combination (the “Closing”), at the effective time of the Merger, by virtue of the Merger, all shares of Aeva common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive shares of our common stock, all outstanding Aeva options will be converted into options to purchase our common stock and all outstanding Aeva restricted stock units will be converted into InterPrivate restricted stock units. The aggregate number of shares of common stock to be issued in the Proposed Business Combination will be equal to $1.7 billion plus the exercise price of all outstanding Aeva options, divided by $10.00. Following the Closing, we will own all the stock of Aeva and the Aeva stockholders as of immediately prior to the effective time of the Merger will hold a majority of our outstanding common stock.

The Closing is subject to certain conditions, including but not limited to the approval of our stockholders and Aeva’s stockholders of the Business Combination Agreement. The Business Combination Agreement may also be terminated by either party under certain circumstances including if the Proposed Business Combination has not occurred by March 31, 2021. Aeva has agreed to customary “no shop” obligations subject to a customary “fiduciary out,” and Aeva would be required to pay a termination fee in the amount of $68 million if the Business Combination Agreement is terminated under certain circumstances.

On March 11, 2021, at a special meeting of stockholders, our stockholders approved the Proposed Business Combination and other related proposals. The Closing is expected to occur on March 12, 2021.

Stockholder Support Agreement

On November 2, 2020, certain stockholders of Aeva holding the votes necessary to approve the Proposed Business Combination entered into a Stockholder Support Agreement (the “Stockholder Support Agreement”), pursuant to which, among other things, such stockholders have agreed to vote all of their shares of Aeva capital stock in favor of the approval and adoption of the Business Combination Agreement and the Proposed Business Combination. Additionally, such stockholders have agreed not to (a) transfer any of their shares of Aeva capital stock (or enter into any arrangement with respect thereto) or (b) enter into any voting arrangement that is inconsistent with the Stockholder Support Agreement.

Registration Rights and Lock-Up Agreement

Pursuant to the Business Combination Agreement and as a condition to the Closing, we, the Sponsor and EarlyBirdCapital (the “Original Holders”) and certain stockholders of Aeva (the “New Holders”, and collectively with the Original Holders, the “Holders”) will enter into the Registration Rights and Lock-Up Agreement at Closing.

Pursuant to the terms of the Registration Rights and Lock-Up Agreement, we will be obligated to file a registration statement to register the resale of certain of our securities held by the Holders. In addition, subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, to sell all or any portion of their registrable securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $30 million. The Registration Rights and Lock-Up Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Subject to certain exceptions, the Registration Rights and Lock-Up Agreement further provides for our securities held by the New Holders to be locked-up for a period of one-hundred eighty days following the Closing, while fifty percent of the founder shares held by the Sponsor will be locked-up until the earlier of (i) one year following the Closing or (ii) the date on which the sale price of our common stock equals or exceeds $12.50 per share for any 20 trading days within any 30-day trading period, and the other fifty percent of the founder shares held by the Sponsor will be locked-up until one year following the Closing.

Subscription Agreements

On November 2, 2020, we entered into subscription agreements with certain investors, pursuant to which the investors have agreed to purchase in the aggregate approximately 12,000,000 shares of common stock in a private placement for $10.00 per share (the “November 2020 PIPE”) for anticipated gross proceeds of approximately $120,000,000. We agreed to give certain registration rights to the November 2020 PIPE investors pursuant to the subscription agreements.

On December 23, 2020, we entered into separate subscription agreements with an institutional accredited investor and its affiliates pursuant to which the investors agreed to purchase an aggregate of approximately 16,168,478 shares of common stock for an aggregate purchase price of approximately $200 million, consisting of a $150 million tranche with a purchase price of $11.50 per share and a $50 million tranche with a purchase price of $16.00 per share, in a private placement (collectively, the “December 2020 PIPE”). The investors who agreed to purchase December 2020 PIPE shares in the $150 million tranche also entered into waiver and lockup agreements with us pursuant to which each agreed (1) to vote all shares of common stock held by such investor on the record date for the special meeting in favor of the proposal to approve the Proposed Business Combination, (2) not to submit any such shares of common stock for conversion in connection with such vote and (3) to a lock-up of such tranche of December 2020 PIPE shares for a period of one year following the Closing.

The purpose of the November 2020 PIPE and December 2020 PIPE is to raise additional capital for use in connection with the Proposed Business Combination, to meet the minimum cash requirements of the Company provided in the Business Combination Agreement and for use by the post-combination company following the Closing. The November 2020 PIPE and the December 2020 PIPE are conditioned on, among other customary closing conditions, the closing of the Proposed Business Combination.

Stockholders Agreement

In connection with the Closing, we, the Sponsor, Canaan, Lux and the Aeva Founders (defined below) will enter into a stockholders agreement (the “Stockholders Agreement”) to provide for certain governance matters relating to the post-combination company. The Business Combination Agreement and the Stockholders Agreement Term Sheet attached thereto provide for, among other things, the size and composition of the initial board of directors of the post-combination company upon the Closing, which will initially consist of a classified board of seven directors, a majority of which will be independent. Pursuant to the Stockholders Agreement, we will represent and warrant that the initial post-combination board will be set at a size of seven members but at the time of the Closing will consist of only five directors:

●	Soroush Salehian Dardashti;

●	Mina Rezk (together with Mr. Salehian, the “Aeva Founders”);

●	one independent director designated by Lux, who will be Shahin Farshchi;

●	one independent director designated by Canaan (who also meets the independence requirements under Rule 10A-3 promulgated under the Exchange Act with respect to service on the audit committee of the board) (an “Audit Committee Qualified Director”), who will be Hrach Simonian; and

●	one Audit Committee Qualified Director designated by the Sponsor, who will be Ahmed M. Fattouh.

After Closing, there will be two vacancies on the post-combination board and the Aeva Founders will have the right to nominate both, one of whom shall include an Audit Committee Qualified Director and both of whom shall be subject to the approval of a majority of the post-combination board.

Subject to the rules of the NYSE, from and after the Closing, the Stockholders Agreement provides that each Aeva Founder will be entitled to nominate himself to continue to serve on the board until such time as he holds less than 5% of the outstanding common stock of the post-combination company (or his earlier death or Incapacity (as defined in the Stockholders Agreement)), and the post-combination company will include such nominees in its proxy materials for each applicable meeting of stockholders and, subject to applicable law and the exercise of fiduciary duties, recommend to the post-combination company stockholders that each such nominee be elected at such meeting. The amended and restated bylaws of the post-combination company, by reference to the Stockholders Agreement, will provide that (i) Mr. Rezk shall serve as Chairman of the board for so long as he is a director and (ii) in the event Mr. Rezk is no longer a director, then Mr. Salehian shall serve as the Chairman so long as he is a director. The Aeva Founders’ rights under the Stockholders Agreement will not be transferable.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our definitive proxy statement/prospectus/consent solicitation statement dated February 12, 2021, incorporated by reference herein.

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

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our legal proceedings, see the section titled “Information About InterPrivate—Legal Proceedings” contained in our definitive proxy statement/prospectus/consent solicitation statement dated February 12, 2021, incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on NYSE under the symbols IPV.U, IPV and IPV WS, respectively.

Holders

As of March 10, 2021, there were 3 holders of record of our units, 20 holders of record of our common stock and 1 holder of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, common stock and warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our common stock to date and we do not intend to pay cash dividends prior to the completion of the Proposed Business Combination. The payment of cash dividends in the future will be dependent upon the post-combination company’s revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of the Proposed Business Combination. The payment of any cash dividends subsequent to the Proposed Business Combination will be within the discretion of the post-combination board at such time. The post-combination company’s ability to declare dividends may also be limited by restrictive covenants pursuant to any debt financing agreements.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on August 16, 2019 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

Recent Developments

Proposed Business Combination

On November 2, 2020, we entered into the Business Combination Agreement with Merger Sub and Aeva, pursuant to which Merger Sub will be merged with and into Aeva, with Aeva surviving the Merger as a direct wholly-owned subsidiary of InterPrivate. The Business Combination Agreement contains customary representations and warranties, covenants, closing conditions, termination fee provisions and other terms relating to the Proposed Business Combination and the transactions contemplated thereby.

At the effective time of the Merger, by virtue of the Merger, all shares of Aeva common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive shares of our common stock, all outstanding Aeva options will be converted into options to purchase our common stock and all outstanding Aeva restricted stock units will be converted into InterPrivate restricted stock units. The aggregate number of shares of Company common stock to be issued in the Proposed Business Combination will be equal to $1.7 billion plus the exercise price of all outstanding Aeva options, divided by $10.00.

The Closing is subject to certain conditions, including but not limited to the approval of our stockholders and Aeva’s stockholders of the Business Combination Agreement. The Business Combination Agreement may also be terminated by either party under certain circumstances including if the Proposed Business Combination has not occurred by March 31, 2021. Aeva has agreed to customary “no shop” obligations subject to a customary “fiduciary out,” and Aeva would be required to pay a termination fee in the amount of $68 million if the Business Combination Agreement is terminated under certain circumstances.

See “Item 1. Business—Proposed Business Combination” elsewhere in this Annual Report on Form 10-K for a description of certain ancillary agreements we have or will enter into in connection with the Proposed Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 16, 2019 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had net loss of $932,821, which consists of operating costs of $2,523,015 and a provision for income taxes of $199,765 offset by interest income on marketable securities held in the Trust Account of $1,789,959.

For the period from August 16, 2019 (inception) through December 31, 2019, we had net loss of $1,000, which consisted of formation and operating costs of $1,000.

Liquidity and Capital Resources

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

As of December 31, 2020, we had marketable securities held in the Trust Account of $243,129,959 (including approximately $1,630,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2020, we have withdrawn $160,000 of interest earned on the Trust Account for the payment of franchise and income taxes.

For the year end December 31, 2020, cash used in operating activities was $1,408,976. Net loss of $923,821 was affected by interest earned on marketable securities held in the Trust Account of $1,789,959 and changes in operating assets and liabilities which provided $1,313,804 of cash for operating activities.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $694. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In December 2020, an affiliate of the Sponsor advanced the company an aggregate amount of $353,994. On January 29, 2021 the Company subsequently entered into a convertible promissory note with this affiliate (the “Noteholder”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”), including the aggregate advance of $353,994 at December 31, 2020. The Convertible Promissory Note is non-interest bearing and due on the date on which the Company consummates its initial business combination. If the Company does not consummate an initial business combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the principal amount of the Convertible Promissory Note may be converted into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. Subsequent to January 29, 2021, the Company drew down the remaining amount available for borrowing under the Convertible Promissory Note. The Noteholder intends to convert such amount into 150,000 units of the Company at the closing of the Business Combination. Such units will have terms identical to the terms of the Company’s Private Units.

We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern through November 6, 2021, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for and Class B non-redeemable common stock is calculated by dividing net income less income attributable to Common stock subject to possible redemption, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our current chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Upon completion of the IPO, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to 1350 Avenue of the Americas, New York, NY 10019.

The remaining information required by this item is incorporated by reference herein to our definitive proxy statement/prospectus/consent solicitation statement dated February 12, 2021, under the section titled “Information About InterPrivate.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference herein to our definitive proxy statement/prospectus/consent solicitation statement dated February 12, 2021, under the section titled “Information About InterPrivate—Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all of our executive officers and directors as a group.

The beneficial ownership of shares of common stock is based on 31,055,500 shares of common stock issued and outstanding as of March 10, 2021.

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

	Amount and		Approximate
	Nature of		Percentage of
	Beneficial		Outstanding
Name and Address of Beneficial Owner(1)	Ownership		Shares
Ahmed M. Fattouh(2)	6,538,581		21.1%
Alan Pinto	0	(3)	0.0%
Brandon C. Bentley	0	(3)	0.0%
Brian Q. Pham	0	(3)	0.0%
Minesh K. Patel	0	(3)	0.0%
Jeffrey A. Harris	0	(3)	0.0%
Pietro Cinquegrana	0	(3)	0.0%
InterPrivate Acquisition Management LLC(2)	6,538,581		21.1%
All directors and executive officers as a group (seven individuals)	6,538,581		21.1%
Five Percent Holders:
Entities affiliated with Sylebra Capital Limited(4)	1,883,561		6.1%
Entities affiliated with Alyeska Investment Group, L.P.(5)	2,222,444		7.6%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 1350 Avenue of the Americas, New York, NY 10019.
(2)	Represents securities held by InterPrivate Acquisition Management LLC, the Sponsor, of which InterPrivate Capital LLC is sole manager. InterPrivate Capital LLC is a wholly owned subsidiary of InterPrivate LLC, an entity controlled by Ahmed M. Fattouh. Accordingly, all securities held by the Sponsor may ultimately be deemed to be beneficially held by Mr. Fattouh. Does not include up to 225,000 shares of InterPrivate common stock underlying up to 150,000 InterPrivate Units that may be issued to the Sponsor upon conversion of up to $1.5 million principal amount of promissory notes that may be issued to the Sponsor to evidence working capital loans.
(3)	Does not include any securities held by the Sponsor in which each individual has an economic interest. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.
(4)

According to the Schedule 13G filed on February 4, 2021 by Sylebra Capital Limited (“Sylebra HK”), Sylebra Capital Management (“Sylebra Cayman”) and Daniel Patrick Gibson (“Mr. Gibson”), (a) each of Sylebra HK, Sylebra Cayman and Mr. Gibson have shared voting and investment power over all 1,883,561 shares beneficially owned, (b) Sylebra HK may be deemed to beneficially own the Shares by virtue of its position as the investment manager to Sylebra Capital Partners Master Fund, Ltd, (“SCP MF”), Sylebra Capital Parc Master Fund (“PARC MF”) and other advisory clients, (c) Sylebra Cayman is the holding company and the parent of Sylebra HK, (d) Mr. Gibson owns 100% of the shares of Sylebra HK and Sylebra Cayman and (e) in such capacities, Sylebra HK, Sylebra Cayman, and Mr. Gibson may be deemed to share voting and dispositive power over the shares held for SCP MF, PARC MF and other advisory clients. The address for Sylebra HK, Sylebra Cayman and Mr. Gibson is c/o Sylebra Capital Limited, 20th Floor, 28 Hennessy Road, Wanchai, Hong Kong.

(5)

According to the Schedule 13G filed on February 16, 2021 by Alyeska Investment Group, L.P. (“Alyeska LP”), Alyeska Fund GP, LLC (“Alyeska GP”) and Anand Parekh (“Parekh”), each of Alyeska LP, Alyeska GP and Parekh have shared voting and investment power over all 2,222,444 shares beneficially owned. The address for Alyeska LP, Alyeska GP and Parekh is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.

All of the founder shares outstanding prior to the IPO have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (i) with respect to 50% of such shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of such shares, one year after the date of the consummation of our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares.

Our executive officers and our Sponsor are our “promoters,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference herein to our definitive proxy statement/prospectus/consent solicitation statement dated February 12, 2021, under the section titled “Certain InterPrivate Relationships and Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and for the period from August 26, 2019 (inception) through December 31, 2019 totaled $64,375 and $42,555, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and for the period from August 26, 2019 (inception) through December 31, 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2020 and for the period from August 26, 2019 (inception) through December 31, 2019.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020 and for the period from August 26, 2019 (inception) through December 31, 2019.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	The following Exhibits are filed as part of this report:

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of November 2, 2020, by and among the Registrant, WLLY Merger Sub Corp, and Aeva, Inc.***
3.1	Amended and Restated Certificate of Incorporation.*
3.2	Bylaws.**
4.1	Specimen Unit Certificate.**
4.2	Specimen Common Stock Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.5	Description of Registrant’s Securities.****
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Registration Rights Agreement*
10.4	Business Combination and Marketing Agreement between EarlyBirdCapital, Inc. and the Registrant.*
10.5	Stock Escrow Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.6	Administrative Services Agreement between InterPrivate LLC and the Registrant.*
10.7	Services Agreement between the Registrant and Minesh Patel.*
10.8	Stockholder Support Agreement, dated as of November 2, 2020, by and among the Registrant, WLLY Merger Sub Inc. and certain stockholders of Aeva, Inc. party thereto.***
14	Code of Ethics.**
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 6, 2020
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-235849 and 333-236233).
***	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (SEC File No. 333-251106)
****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2021.

INTERPRIVATE ACQUISITION CORP.

By:	/s/ Ahmed M. Fattouh
Ahmed M. Fattouh
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ahmed M. Fattouh	President and Chief Financial Officer and Director	March 11, 2021
Ahmed M. Fattouh	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Brandon C. Bentley	General Counsel and Director	March 11, 2021
Brandon C. Bentley

/s/ Jeffrey A. Harris
Jeffrey A. Harris	Director	March 11, 2021

/s/ Pietro Cinquegrana
Pietro Cinquegrana	Director	March 11, 2021

/s/ Matthew Luckett
Matthew Luckett	Director	March 11, 2021

INTERPRIVATE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of InterPrivate Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InterPrivate Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for year ended December 31, 2020 and for the period from August 16, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from August 16, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY

March 11, 2021

INTERPRIVATE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current assets
Cash	$694	$—
Prepaid expenses and other current assets	11,858	25
Total Current Assets	12,552	25

Deferred offering costs	—	106,870
Marketable securities held in Trust Account	243,129,959	—
TOTAL ASSETS	$243,142,511	$106,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,286,872	$1,000
Income taxes payable	39,765	—
Promissory note – related party	—	80,808
Total Current Liabilities	1,326,637	81,808

Advance from related party	353,994	—
Total Liabilities	1,680,631	81,808

Commitments and contingencies (see Note 7)

Common stock subject to possible redemption 23,507,001 shares at redemption value at December 31, 2020	236,461,872	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 7,548,499 and 6,337,500 shares issued and outstanding (excluding 23,507,001 and no shares subject to possible redemption) at December 31, 2020 and 2019, respectively (1)	755	634
Additional paid-in capital	5,933,074	25,453
Accumulated deficit	(933,821)	(1,000)
Total Stockholders’ Equity	5,000,008	25,087
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$243,142,511	$106,895

(1)	As of December 31, 2019, included up to 787,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of the consolidated financial statements.

INTERPRIVATE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from August 16, 2019 (Inception) Through December 31,
	2020	2019

Operating and formation costs	$2,523,015	$1,000
Loss from operations	(2,523,015)	(1,000)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,789,959	—

Loss before income taxes	(733,056)	(1,000)
Provision for income taxes	(199,765)	—
Net loss	$(932,821)	$(1,000)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	23,705,712	—

Basic and diluted net income per share, Common stock subject to possible redemption	$0.06	$—

Basic and diluted weighted average shares outstanding, Common stock (1)	7,214,461	6,337,784

Basic and diluted net loss per share, Common stock	$(0.32)	$(0.00)

(1)	Excludes an aggregate of 787,500 shares subject to forfeiture at December 31, 2019 (see Notes 6).

The accompanying notes are an integral part of the consolidated financial statements.

INTERPRIVATE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – August 16, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor(1)	6,900,000	690	24,310	—	25,000

Issuance of Representative Shares	300,000	30	1,057	—	1,087

Forfeiture of common stock issued to Sponsor	(862,500)	(86)	86	—	—

Net loss	—	—	—	(1,000)	(1,000)

Balance – December 31, 2019	6,337,500	634	25,453	(1,000)	25,087

Forfeiture of Representative Shares	(50,000)	(5)	5	—	—

Sale of 24,150,000 Units, net of underwriting discount and offering expenses	24,150,000	2,415	236,187,199	—	236,189,614

Sale of 618,000 Private Units	618,000	61	6,179,939	—	6,180,000

Common stock subject to possible redemption	(23,507,001)	(2,350)	(236,459,522)	—	(236,461,872)

Net loss	—	—	—	(932,821)	(932,821)

Balance – December 31, 2020	7,548,499	$755	$5,933,074	$(933,821)	$5,000,008

(1)	Included an aggregate of 787,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of the consolidated financial statements.

INTERPRIVATE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from August 16, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(932,821)	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,789,959)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,833)
Accrued expenses	1,285,872	1,000
Income taxes payable	39,765	—
Net cash used in operating activities	(1,408,976)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(241,500,000)	—
Cash withdrawn from Trust Account to pay for franchise and income taxes	160,000	—
Net cash used in investing activities	(241,340,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	236,670,000	—
Proceeds from sale of Private Units	6,180,000	—
Proceeds from promissory note – related party	43,340	80,808
Repayment of promissory note – related party	(124,148)	—
Proceeds from advance from related party	353,994	—
Payment of offering costs	(373,516)	(80,808)
Net cash provided by financing activities	242,749,670	—

Net Change in Cash	694	—
Cash – Beginning of period	—	—
Cash – End of period	$694	$—

Non-Cash investing and financing activities:
Issuance of Representative Shares	$—	$1,087
Deferred offering costs paid directly by Sponsor from proceeds from issuance of common stock to Sponsor	$—	$25,000
Initial classification of common stock subject to possible redemption	$237,394,700	$—
Change in value of common stock subject to possible redemption	$(932,828)	$—
Forfeiture of Representative Shares	$(5)	$—

The accompanying notes are an integral part of the consolidated financial statements.

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company has one subsidiary, WLLY Merger Sub Corp., a wholly-owned subsidiary of the Company incorporated in Delaware on October 27, 2020 (“Merger Sub”).

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Aeva, Inc., a Delaware corporation (“Aeva”), as described in Note 7. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering were declared effective on February 3, 2020. On February 6, 2020, the Company consummated the Initial Public Offering of 21,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $210,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 555,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to InterPrivate Acquisition Management LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $5,550,000, which is described in Note 5.

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

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 6), Representative Shares (as defined in Note 8), Private Shares (as defined in Note 5) and any Public Shares purchased after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. LIQUIDITY AND GOING CONCERN

As of December 31, 2020, the Company had $694 in its operating bank accounts, $243,129,959 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,114,270. As of December 31, 2020, approximately $1,630,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 6, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying consolidated financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

At December 31, 2020, the assets held in the Trust Account were substantially held in money market funds, which primarily invest in U.S. Treasury securities.

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company has evaluated the impact, if any, of the CARES Act on its financial position, and has determined there is no impact on its financial statements.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. At December 31, 2019, weighted average shares were reduced for the effect of an aggregate of 787,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 12,384,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events.

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the year ended December 31, 2020	For the Period from August 16, 2019 (inception) through December 31, 2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$1,742,346	$—
Less: interest available to be withdrawn for payment of taxes	(350,896)
Net income	$1,391,450	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	23,705,712	—
Basic and diluted net income per share, Common stock subject to possible redemption	$0.06	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(932,821)	$(1,000)
Less: Net income allocable to Common stock subject to possible redemption	(1,391,450)	—
Non-Redeemable Net Loss	$(2,324,271)	$(1,000)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, Common stock	7,214,461	6,337,784
Basic and diluted net loss per share, Common stock	$(0.32)	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 24,150,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,150,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital purchased an aggregate of 555,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $5,550,000. As a result of the underwriters’ election to fully exercise their over-allotment option on February 10, 2020, the Sponsor and EarlyBirdCapital purchased an additional 63,000 Private Units at a purchase price of $10.00 per Private Unit, for an aggregate purchase price of $630,000. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. Each Private Unit consists of one share of common stock (“Private Share”) and one-half of one warrant (“Private Warrant”). Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 6. RELATED PARTY TRANSACTIONS

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

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Related Party Loans and Advances

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

As of December 31, 2020, an affiliate of the Sponsor had advanced the Company an aggregate amount of $353,994. Subsequently, on January 29, 2021 the Company entered into a convertible promissory note agreement with this affiliate (the “Noteholder”) pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). Subsequent to January 29, 2021, the Company drew down the remaining amount available for borrowing under the Convertible Promissory Note. The Noteholder intends to convert such amount into 150,000 units of the Company at Closing. Such units will have terms identical to the terms of the Company’s Private Units (see Note 1 for a description of the Private Units) and will consist of (i) 150,000 shares of the Company’s common stock and (ii) warrants to purchase 75,000 shares of common stock at an exercise price of $11.50 per share, subject to adjustment).

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the February 3, 2020, through the earlier of the Company’s consummation of a Business Combination and the liquidation of the Trust Account, the Company will pay an affiliate of one of the Company’s executive officers $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2020, the Company incurred $110,000 in fees for these services, of which $10,000 are included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2020.

Services Agreement

The Company entered into an agreement whereby, commencing on the February 3, 2020, through the earlier of the Company’s consummation of a Business Combination and the liquidation of the Trust Account, the Company will pay its Vice President a $10,000 per month fee for assisting the Company in negotiating and consummating an initial Business Combination. For the year ended December 31, 2020, the Company incurred and paid $110,000 in fees for these services.

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Business Combination Agreement

On November 2, 2020, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Merger Sub, and Aeva, pursuant to which Merger Sub will be merged with and into Aeva (the “Merger”) with Aeva surviving the Merger as a direct wholly-owned subsidiary of the Company (the “Proposed Business Combination”). The Business Combination Agreement contains customary representations and warranties, covenants, closing conditions, termination fee provisions and other terms relating to the Proposed Business Combination and the transactions contemplated thereby.

In connection with the closing of the Proposed Business Combination (the “Closing”), at the Effective Time, by virtue of the Merger, all shares of Aeva common stock issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive shares of the Company’s common stock, all outstanding Aeva options will be converted into options to purchase our common stock and all outstanding Aeva restricted stock units will be converted into InterPrivate restricted stock units. The aggregate number of shares of the Company’s common stock to be issued in the Proposed Business Combination will be equal to $1.7 billion plus the exercise price of all outstanding Aeva options, divided by $10,00. Following the Closing, the Company will own all the stock of Aeva and the Aeva stockholders as of immediately prior to the effective time of the Merger will hold a majority of the Company’s common stock.

Estimated Transaction Expenses

The Company estimates that it has incurred estimated transaction expenses payable at Closing totaling approximately $52 million, consisting of (i) approximately $16 million of placement agent fees and related expenses, (ii) financial and transaction advisory fees of approximately $16 million, (iii) a fee of 8,452,500 payable to EarlyBirdCapital under the business combination marketing agreement (see “Business Combination Marketing Agreement” above), and (iv) printing, legal, accounting and other fees of $11.5 million.

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Closing is subject to certain conditions, including but not limited to the approval of the Company’s stockholders and Aeva’s stockholders of the Business Combination Agreement. The Business Combination Agreement may also be terminated by either party under certain circumstances including if the Business Combination has not occurred by March 31, 2021. Aeva has agreed to customary “no shop” obligations subject to a customary “fiduciary out,” and Aeva would be required to pay a termination fee in the amount of $68 million if the Business Combination Agreement is terminated under certain circumstances.

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

Subscription Agreements

On November 2, 2020, the Company entered into subscription agreements with certain investors, pursuant to which the investors have agreed to purchase in the aggregate approximately 12,000,000 shares of common stock in a private placement for $10.00 per share (the “November 2020 PIPE”) for anticipated gross proceeds of approximately $120,000,000. The Company agreed to give certain registration rights to the November 2020 PIPE investors pursuant to the subscription agreements.

On December 23, 2020, the Company entered into separate subscription agreements with an institutional accredited investor and its affiliates (collectively, the “Investors”) pursuant to which the Investors agreed to purchase an aggregate of approximately 16,168,478 shares of the Company’s common stock for an aggregate purchase price of approximately $200,000,000, consisting of a $150,000,000 tranche with a purchase price of $11.50 per share and a $50,000,000 tranche with a purchase price of $16.00 per share, in a private placement (collectively, the “December 2020 PIPE”). The investors who agreed to purchase December 2020 PIPE shares in the $150,000,000 tranche also entered into waiver and lockup agreements with the Company pursuant to which each agreed (1) to vote all shares of common stock held by such investor on the record date for the special meeting in favor of the proposal to approve the Proposed Business Combination, (2) not to submit any such shares of common stock for conversion in connection with such vote and (3) to a lock-up of such tranche of December 2020 PIPE shares for a period of one year following the Closing.

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

The purpose of the November 2020 PIPE and December 2020 PIPE is to raise additional capital for use in connection with the Proposed Business Combination, to meet the minimum cash requirements of the Company provided in the Business Combination Agreement and for use by the post-combination company following the Closing. The November 2020 PIPE and the December 2020 PIPE are conditioned on, among other customary closing conditions, the closing of the Proposed Business Combination.

Legal proceedings

On December 23, 2020, Brian Quarles, an alleged stockholder of the Company, filed a lawsuit against the Company, its directors, Merger Sub and Aeva in the Supreme Court of the State of New York, captioned Quarles v. InterPrivate Acquisition Corp., et al., Index No. 657263/2020. The complaint alleges that the Company’s directors caused materially misleading and incomplete information to be disseminated to the Company’s public stockholders and that the Company, Merger Sub and Aeva aided and abetted the directors’ breach of their fiduciary duties. The complaint alleges that the disseminated information omitted, among other things, certain financial information, details regarding the Company’s financial advisors and other information relating to the background of the Business Combination. The complaint seeks, among other things, (1) injunctive relief enjoining the Company, its directors, Merger Sub and Aeva and persons acting in concert with them from proceeding with, consummating or closing the Business Combination; (2) rescission of the consummation of the Business Combination if consummated or rescissory damages; (3) injunctive relief directing the defendants to disseminate a registration statement that does not omit material information or contain alleged untrue statements of material fact; (4) declaratory judgment that the individual defendants violated their fiduciary duties; (5) an award of plaintiff’s expenses and attorney’s fees; and (6) other equitable relief. The Company believes that the plaintiff's claims in the foregoing matter are without merit and intends to vigorously defend against them.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020 and 2019, there were 7,548,499 and 6,337,500 shares of common stock issued and outstanding, excluding 23,507,001 and no shares of common stock subject to possible redemption, respectively.

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

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 9. INCOME TAX

The Company’s net deferred tax asset at December 31, 2020 and 2019 as follows:

	December 31,	December 31,
	2020	2019
Deferred tax asset
Net operating loss carryforward	$—	$210
Total deferred tax assets	—	210
Valuation Allowance	—	(210)
Deferred tax asset	$—	$—

The income tax provision for the year ended December 31, 2020 and for the period from August 16, 2019 (inception) through December 31, 2019 consists of the following:

	December 31,	December 31,
	2020	2019
Federal
Current	$199,765	$—
Deferred	210	(210)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	(210)	210

Income tax provision	$199,765	$—

As of December 31, 2020 and 2019, the Company had $0 and $1,000 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020, the valuation allowance decreased by $210. For the period from August 16, 2019 (inception) through December 31, 2019, the change in the valuation allowance increased by $210.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019

Statutory federal income tax rate	21.0%	21.0%
Business combination expenses	(48.3)%	0.0%
Valuation allowance	0.1%	(21.0)%
Income tax provision	(27.2)%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for since inception remain open and subject to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

INTERPRIVATE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$243,129,959

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Private Placement

On January 4, 2021, the Company entered into subscription agreements with an institutional accredited investor and its affiliated investment vehicles for an aggregate $200 million investment in a Private Placement. The closing of the Private Placement is conditioned on the closing of the Merger.

Legal Proceedings

On January 20, 2021, Michael Anello, an alleged stockholder of the Company, filed a lawsuit against the Company and its directors in the United States District Court for the Southern District of New York, captioned Anello v. InterPrivate Acquisition Corp., et al., Case No. 1:21-cv-00505. The complaint alleges that the Company’s directors authorized the filing of a materially incomplete and misleading registration statement on Form S-4 with the SEC in violation of Sections 14(a) and 20(a) of the Exchange Act and in breach of the directors’ duty of disclosure. The complaint alleges that the registration statement on Form S-4 contains materially incomplete and misleading information concerning, among other things, certain financial information and any conflicts of interest of the Company’s financial advisors. The complaint seeks, among other things, (1) injunctive relief enjoining the Company, its directors and persons acting in concert with them from proceeding with the special meeting or consummating the Business Combination; (2) damages; (3) an award of plaintiff’s expenses and attorney’s and expert fees; and (4) other equitable relief. The Company believes that the plaintiff’s claims in the foregoing matter are without merit and intends to vigorously defend against them.

Related Party Loans

As described in Note 6 under the heading “Related Party Loans and Advances,” Subsequent to December 31, 2020, the Company drew down the remaining amount available for borrowing under the Convertible Promissory Note. The Noteholder intends to convert such amount into 150,000 units of the Company at Closing. Such units will have terms identical to the terms of the Company’s Private Units (see Note 1 for a description of the Private Units).