Form 10-K/A
period 2020-12-31
Aeva Technologies, Inc.
filed 2021-06-02
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2020

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from                 to

Commission File Number 001-39204

AEVA TECHNOLOGIES, INC. (f/k/a

INTERPRIVATE ACQUISITION CORP.)

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

As of May 10, 2021, 211,409,752 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s definitive proxy statement/prospectus/consent solicitation statement dated February 12, 2021, as filed with the Securities and Exchange Commission on February 16, 2021 (SEC File No. 333-251106) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

EXPLANATORY NOTE

Aeva Technologies, Inc. (f/k/a InterPrivate Acquisition Corp.) (the “Company”) is filing this Form 10-K/A (“Form 10-K/A” or this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2021 (“Original Report”), to restate our financial statements and related footnote disclosures as of and for the year ended December 31, 2020 (the “Affected Period”). This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On March 12, 2021, Aeva, Inc. and the Company, a special purpose acquisition company (“SPAC”), closed their merger. Immediately following the merger, InterPrivate Acquisition Corp. changed its name to Aeva Technologies, Inc.

On April 12, 2021, the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In light of the SEC Staff Statement, the Company’s management further evaluated its private placement warrants under Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.

Based on management’s evaluation, the Audit Committee of our Board of Directors (the “Audit Committee”), in consultation with management, concluded that the Company’s private placement warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40. As a result, the Company should have classified the private placement warrants as derivative liabilities measured at their estimated fair values at the end of each reporting period and recognized changes in the estimated fair value of the derivative instruments from the prior period in the Company’s operating results for the current period.

We evaluated the impact of the above and concluded that financial statements previously filed with the SEC were materially misstated, including: (1) the financial statements included in the Original Report; (2) the Balance Sheet as of February 6, 2020 included in the Current Report on Form 8-K; and (3) the condensed financial statements included in our Quarterly Reports for the three-months period ended March 31, 2020; three and six-months period ended June 30, 2020; and three and nine-months period ended September 30, 2020. Consequently, we have restated these financial statements. All amounts in this Form 10-K/A affected by the restatement adjustments reflect such amounts as restated.

The Company has not amended its previously filed Current Report on Form 8-K or Quarterly Reports on Form 10-Q. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

In connection with the restatement, management reassessed the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. As a result of that reassessment, and in light of the SEC Staff Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective due to insufficient risk assessment of the underlying accounting for certain financial instruments resulting in the Company’s restatement of its financial statements. For a discussion of management’s consideration of our disclosure controls and procedures see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

•	ability to consummate the Proposed Business Combination (as such term is defined below);

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Proposed Business Combination;

•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the Proposed Business Combination;

•	potential ability to obtain additional financing to complete the Proposed Business Combination;

•	pool of prospective target businesses;

•

failure to maintain the listing on, or the delisting of our securities from, the New York Stock Exchange (“NYSE”) or an inability to have our securities listed on NYSE or another national securities exchange following the Proposed Business Combination;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ potential liquidity and trading;

•	lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.

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

i

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

FORM 10-K

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K/A (the “Form 10-K/A”), references to the “Company” and to “we,” “us,” and “our” refer to

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

On March 11, 2021, at a special meeting of stockholders, our stockholders approved the Proposed Business Combination and other related proposals. The Closing was expected to occur on March 12, 2021. On March 12, 2021 (the “Closing Date”), Aeva, Inc. and IPV consummated the merger contemplated by the Business Combination Agreement, with Aeva, Inc. surviving the merger as a wholly-owned subsidiary of IPV. Immediately upon the consummation of the Business Combination, WLLY Merger Sub Corp. merged with and into Aeva, Inc., with Aeva, Inc. surviving the merger as a wholly owned subsidiary of the Company. IPV changed its name to Aeva Technologies, Inc. and the pre-combination Aeva retained its name of Aeva, Inc.

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

Stockholders Agreement

In connection with the Closing, we, the Sponsor, Canaan, Lux and the Aeva Founders (defined below) will enter into a stockholders agreement (the “Stockholders Agreement”) to provide for certain governance matters relating to the post-combination company. The Business Combination Agreement and the Stockholders Agreement Term Sheet attached thereto provide for, among other things, the size and composition of the initial board of directors of the post-combination company upon the Closing, which will initially consist of a classified board of seven directors, a majority of which will be independent. Pursuant to the Stockholders Agreement, we will represent and warrant that the initial post-combination board will be set at a size of seven members but at the time of the Closing will consist of only five directors:

•	Soroush Salehian Dardashti;

•	Mina Rezk (together with Mr. Salehian, the “Aeva Founders”);

•	one independent director designated by Lux, who will be Shahin Farshchi;

•

one independent director designated by Canaan (who also meets the independence requirements under Rule 10A-3 promulgated under the Exchange Act with respect to service on the audit committee of the board) (an “Audit Committee Qualified Director”), who will be Hrach Simonian; and

•	one Audit Committee Qualified Director designated by the Sponsor, who will be Ahmed M. Fattouh.

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

ITEM 1A. RISK FACTORS

For the risks relating to our operations except for additional risk factors added below for restatement of financial statement related to warrant liability, see the section titled “Risk Factors” contained in our definitive proxy statement/prospectus/consent solicitation statement dated February 12, 2021, incorporated by reference herein.

We have identified material weaknesses in our internal control over financial reporting. If the Company fails to develop and maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in the Company.

We identified a material weakness in connection with Aeva Inc’s financial statement close process for the years ended December 31, 2019, and 2020 that resulted from a lack of necessary business processes, internal controls, and adequate number of qualified personnel within its accounting function who possessed an appropriate level of expertise to effectively and timely identify, select and apply GAAP sufficiently to provide reasonable assurance that transactions were appropriately recorded. This also resulted in Aeva not having adequate risk assessment and design of internal control activities surrounding Aeva’s financial close and reporting process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

In addition, we identified material weaknesses in the operation of our internal control over financial reporting related to accounting for the Company’s private placement warrants related to the Business Combination. Based on management’s evaluation, the Audit Committee, in consultation with management, concluded that the Company’s private placement warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40. As a result, the Company should have classified the private placement warrants as derivative liabilities measured at their estimated fair values at the end of each reporting period and recognized changes in the estimated fair value of the derivative instruments from the prior period in the Company’s operating results for the current period.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to its financial statements that could not be prevented or detected on a timely basis.

Aeva’s management is in the process of developing a remediation plan which shall include, without limitation, the hiring of additional accounting and finance personnel with technical public company accounting and financial reporting experience. The material weaknesses will not be considered remediated until management designs and implement effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company’s management will monitor the effectiveness of the Post-Combination Company’s remediation plans and will make changes management determines to be appropriate.

If not remediated, these material weaknesses could result in material misstatements to our annual or interim financial statements that might not be prevented or detected on a timely basis, or in the delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if the Company’s independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of the Company’s financial reports, the market price of the common stock could be adversely affected and the Company could become subject to litigation or investigations by NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

This following discussion and analysis of the Company’s financial condition and results of operations has also been amended and restated to give effect to the restatement of our financial statements as described below, in the Explanatory Note and in Note 2 of the notes to the financial statements contained herein. The restated Results of Operations include discussion of the components of net income (loss), including but not limited to operating and formation costs, change in fair value of warrant liabilities and interest earned on marketable securities held in Trust Account, for the audited consolidated financial statements for the year ended December 31, 2020, the unaudited condensed consolidated statements for the three months ended March 31, 2020, and the three-month and year-to-date periods ended June 30, 2020 and September 30, 2020.

As discussed in the Explanatory Note to this Amendment, we are filing this Amendment to amend our Original Report for the year ended December 31, 2020, which was originally filed with the SEC on March 11, 2021. The purpose of this Amendment is to restate our previously issued consolidated financial statements and related financial information. The restatement relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued the SEC Staff Statement. The Company previously accounted for outstanding private placement warrants issued in connection with its initial public offering in February 2020 as components of equity rather than as derivative liabilities. In light of the SEC Staff Statement, the Company’s management further evaluated the warrants under Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.

Based on management’s evaluation, the Audit Committee, in consultation with management, concluded that the Company’s private placement warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40. As a result, the Company is reclassifying the warrants as derivative liabilities measured at their estimated fair values at the end of each reporting period and recognizing changes in the estimated fair value of the derivative instruments from the prior period in the Company’s operating results for the current period.

As a result of the foregoing, our management and the Audit Committee concluded that it is appropriate to correct the error related to the accounting treatment of the warrants and restate our audited consolidated financial statements for the year ended December 31, 2020, the unaudited condensed consolidated statements for the three months ended March 31, 2020, and the three-month and year-to-date periods ended June 30, 2020 and September 30, 2020, and the Balance Sheet as of February 6, 2020 included in the Current Report on Form 8-K. The change in accounting for the Warrants did not have any impact on the Company’s liquidity or cash position.

This restatement is more fully described in Note 2 of the notes to the financial statements contained herein.

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

For the year ended December 31, 2020, we had net loss of $2,928,961, which consists of operating and formation costs of $2,523,015, change in fair value of warrant liabilities of $1,996,140 and a provision for income taxes of $199,765 offset by interest earned on marketable securities held in Trust Account of $1,789,959.

For the period from August 16, 2019 (inception) through December 31, 2019, we had net loss of $1,000, which consisted of operating and formation costs of $1,000.

For the three months ended September 30, 2020, we had net loss of $157,422, which consists of unrealized loss on marketable securities held in Trust Account of $331,245, operating and formation costs of $177,201 and change in fair value of warrant liabilities of $49,440 offset by interest earned on marketable securities held in Trust Account of $371,760 and a benefit for income taxes of $28,704.

For the nine months ended September 30, 2020, we had net income of $797,633, which consists of interest earned on marketable securities held in Trust Account of $1,782,663 offset by operating and formation costs of $628,280, provision for income taxes of $242,420 and change in fair value of warrant liabilities of $114,330.

For the three months ended June 30, 2020, we had net loss of $276,507, which consists of unrealized loss on marketable securities held in Trust Account of $842,406, operating costs of $312,325 and change in fair value of warrant liabilities of $71,070 offset by interest earned on marketable securities held in Trust Account of $894,683 and a benefit for income taxes of $54,611.

For the six months ended June 30, 2020, we had net income of $955,055, which consists of interest earned on marketable securities held in Trust Account of $1,410,903 and unrealized gain on marketable securities held in Trust Account of $331,245 offset by operating costs of $451,079, provision for income taxes of $271,124 and change in fair value of warrant liabilities of $64,890.

For the three months ended March 31, 2020, we had net income of $1,231,562, which consists of interest earned on marketable securities held in Trust Account of $516,220, unrealized gain on marketable securities held in Trust Account of $1,173,651 and change in fair value of warrant liabilities of $6,180 offset by provision for income taxes of $325,735 and operating costs of $138,754.

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

For the year end December 31, 2020, cash used in operating activities was $1,408,976. Net loss of $2,928,961 was affected by interest earned on marketable securities held in the Trust Account of $1,789,959, change in the fair value of warrant liabilities of $1,996,140 and changes in operating assets and liabilities which provided $1,313,804 of cash for operating activities.

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

Warrant Liabilities

We account for the private placement warrants issued in connection with our initial public offering and the sale of Private Units in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the private placement warrants as liabilities at their fair value. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised, and any change in fair value is recognized in the statement of operations. The Company utilizes the Black-Scholes option pricing model to value the warrants at each reporting period. The key assumptions in the option pricing model utilized include the following:

•

The expected share-price volatility assumption is based on a blend of the implied volatilities of the Company’s public warrants and a set of comparable publicly-traded warrants for other similar companies.

•	The expected term of the warrants is assumed to be the expected period until the close of the Proposed Business Combination, and the contractual five-year term subsequently.

•	The risk-free interest rate is based on the U.S. Treasury rate for the applicable expected term.

•	The dividend yield is based on the historical rate, which the Company anticipates to remain at zero.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for non-redeemable common stock is calculated by dividing net income less income attributable to Common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Derivative Instruments as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). On March 11, 2021, we filed the Original Filing. At that time, our Chief Executive Officer and our Chief Financial Officer had performed an evaluation and concluded that our internal control over financial reporting was effective as of that date, December 31, 2020. Subsequent to performing that evaluation, the SEC published the SEC Warrant Accounting Statement, which resulted in our reconsideration of the accounting treatment of our Derivative Instruments and the restatement of our financial statements described in the Amendment. As part of the restatement, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness in our internal control over financial reporting related solely to our accounting for warrants. Notwithstanding this material weakness, management has concluded that our audited financial statements included in the Amendment are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.

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

	Amount		Approximate
	and Nature of		Percentage of
	Beneficial		Outstanding
Name and Address of Beneficial Owner(1)	Ownership		Shares
Ahmed M. Fattouh(2)	6,538,581		21.1%
Alan Pinto	0	(3)	0.0%
Brandon C. Bentley	0	(3)	0.0%
Brian Q. Pham	0	(3)	0.0%
Minesh K. Patel	0	(3)	0.0%
Jeffrey A. Harris	0	(3)	0.0%
Pietro Cinquegrana	0	(3)	0.0%
InterPrivate Acquisition Management LLC(2)	6,538,581		21.1%
All directors and executive officers as a group (seven individuals)	6,538,581		21.1%
Five Percent Holders:
Entities affiliated with Sylebra Capital Limited(4)	1,883,561		6.1%
Entities affiliated with Alyeska Investment Group, L.P.(5)	2,222,444		7.6%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 1350 Avenue of the Americas, New York, NY 10019.
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) The following Exhibits are filed as part of this report:

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of November 2, 2020, by and among the Registrant, WLLY Merger Sub Corp, and Aeva, Inc.***

3.1	Amended and Restated Certificate of Incorporation.*

3.2	Bylaws.**

4.1	Specimen Unit Certificate.**

4.2	Specimen Common Stock Certificate.**

4.3	Specimen Warrant Certificate.**

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.5	Description of Registrant’s Securities.****

10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.3	Registration Rights Agreement*

10.4	Business Combination and Marketing Agreement between EarlyBirdCapital, Inc. and the Registrant.*

10.5	Stock Escrow Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.6	Administrative Services Agreement between InterPrivate LLC and the Registrant.*

10.7	Services Agreement between the Registrant and Minesh Patel.*

10.8	Stockholder Support Agreement, dated as of November 2, 2020, by and among the Registrant, WLLY Merger Sub Inc. and certain stockholders of Aeva, Inc. party thereto.***

14	Code of Ethics.**

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 6, 2020
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-235849 and 333-236233).
***	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (SEC File No. 333-251106)
****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 1, 2021.

AEVA TECHNOLOGIES, INC. (f/k/a INTERPRIVATE ACQUISITION CORP.)

By:	/s/ Soroush Salehian Dardashti
Soroush Salehian Dardashti
Chief Executive Officer and Director (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Soroush Salehian Dardashti	Chief Executive Officer and Director (Principal Executive Officer)	June 1, 2021
Soroush Salehian Dardashti

/s/ Saurabh Sinha	Chief Financial Officer (Principal Financial and Accounting Officer)	June 1, 2021
Saurabh Sinha

/s/ Mina Rezk	President, Chief Technology Officer and Director	June 1, 2021
Mina Rezk

/s/ Shahin Farshchi
Shahin Farshchi	Director	June 1, 2021

/s/ Hrach Simonian
Hrach Simonian	Director	June 1, 2021

/s/ Ahmed M. Fattouh
Ahmed M. Fattouh	Director	June 1, 2021

AEVA TECHNOLOGIES, INC. (f/k/a INTERPRIVATE ACQUISITION CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Aeva Technologies, Inc. (f/k/a InterPrivate Acquisition Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aeva Technologies, Inc. (f/k/a InterPrivate Acquisition Corp.) (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for year ended December 31, 2020 and for the period from August 16, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for year ended December 31, 2020 and for the period from August 16, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the year then ended have been restated.

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

New York, NY

March 11, 2021, except for the effects of the restatement discussed in Notes 2 and 13 as to which the date is June 1, 2021.

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(As Restated)
ASSETS
Current assets
Cash	$694	$—
Prepaid expenses and other current assets	11,858	25

Total Current Assets	12,552	25
Deferred offering costs	—	106,870
Marketable securities held in Trust Account	243,129,959	—

TOTAL ASSETS	$243,142,511	$106,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,286,872	$1,000
Income taxes payable	39,765	—
Promissory note – related party	—	80,808

Total Current Liabilities	1,326,637	81,808
Warrant liabilities	2,419,470	—
Advance from related party	353,994	—

Total Liabilities	4,100,101	81,808

Commitments and contingencies (see Note 8)
Common stock subject to possible redemption 23,266,477 shares at redemption value at December 31, 2020	234,042,402	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 7,789,023 and 6,337,500 shares issued and outstanding (excluding 23,266,477 and no shares subject to possible redemption) at December 31, 2020 and 2019, respectively (1)	779	634
Additional paid-in capital	7,929,190	25,453
Accumulated deficit	(2,929,961)	(1,000)

Total Stockholders’ Equity	5,000,008	25,087

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$243,142,511	$106,895

(1)	As of December 31, 2019, included up to 787,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the consolidated financial statements.

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from August 16, 2019 (Inception) Through December 31,
	2020	2019
	(As Restated)
Operating and formation costs	$2,523,015	$1,000

Loss from operations	(2,523,015)	(1,000)

Other income (expense):
Change in fair value of warrant liabilities	(1,996,140)	—
Interest earned on marketable securities held in Trust Account	1,789,959	—

Other expense, net	(206,181)	—

Loss before income taxes	(2,729,196)	(1,000)
Provision for income taxes	(199,765)	—

Net loss	$(2,928,961)	$(1,000)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	23,619,408	—

Basic and diluted net income per share, Common stock subject to possible redemption	$0.06	$—

Basic and diluted weighted average shares outstanding, Common stock (1)	7,292,253	6,337,784

Basic and diluted net loss per share, Common stock	$(0.59)	$(0.00)

(1)	Excludes an aggregate of 787,500 shares subject to forfeiture at December 31, 2019 (see Note 7).

The accompanying notes are an integral part of the consolidated financial statements.

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – August 16, 2019 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor(1)	6,900,000	690	24,310	—	25,000
Issuance of Representative Shares	300,000	30	1,057	—	1,087
Forfeiture of common stock issued to Sponsor	(862,500)	(86)	86	—	—
Net loss	—	—	—	(1,000)	(1,000)

Balance – December 31, 2019	6,337,500	634	25,453	(1,000)	25,087
Forfeiture of Representative Shares	(50,000)	(5)	5	—	—
Sale of 24,150,000 Units, net of underwriting discount and offering expenses	24,150,000	2,415	236,187,199	—	236,189,614
Sale of 618,000 Private Units	618,000	61	5,756,609	—	5,756,670
Common stock subject to possible redemption	(23,266,477)	(2,326)	(234,040,076)	—	(234,042,402)
Net loss	—	—	—	(2,928,961)	(2,928,961)

Balance – December 31, 2020 (As Restated)	7,789,023	$779	$7,929,190	$(2,929,961)	$5,000,008

(1)	Included an aggregate of 787,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the consolidated financial statements.

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from August 16, 2019 (Inception) Through December 31,
	2020	2019
	(As Restated)
Cash Flows from Operating Activities:
Net loss	$(2,928,961)	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	1,996,140	—
Interest earned on marketable securities held in Trust Account	(1,789,959)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,833)
Accrued expenses	1,285,872	1,000
Income taxes payable	39,765	—

Net cash used in operating activities	(1,408,976)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(241,500,000)	—
Cash withdrawn from Trust Account to pay for franchise and income taxes	160,000	—

Net cash used in investing activities	(241,340,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	236,670,000	—
Proceeds from sale of Private Units	6,180,000	—
Proceeds from promissory note – related party	43,340	80,808
Repayment of promissory note – related party	(124,148)	—
Proceeds from advance from related party	353,994	—
Payment of offering costs	(373,516)	(80,808)

Net cash provided by financing activities	242,749,670	—

Net Change in Cash	694	—
Cash – Beginning of period	—	—

Cash – End of period	$694	$—

Non-Cash investing and financing activities:
Issuance of Representative Shares	$—	$1,087

Deferred offering costs paid directly by Sponsor from proceeds from issuance of common stock to Sponsor	$—	$25,000

Initial classification of common stock subject to possible redemption	$236,971,370	$—

Change in value of common stock subject to possible redemption	$(2,928,968)	$—

Initial measurement of private warrants accounted for as liabilities	$423,330	$

Forfeiture of Representative Shares	$(5)	$—

The accompanying notes are an integral part of the consolidated financial statements.

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Aeva Technologies, Inc. (f/k/a InterPrivate Acquisition Corp.) (the “Company”) was incorporated in Delaware on August 16, 2019. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company has one subsidiary, WLLY Merger Sub Corp., a wholly-owned subsidiary of the Company incorporated in Delaware on October 27, 2020 (“Merger Sub”).

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Aeva, Inc., a Delaware corporation (“Aeva”), as described in Note 8. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering were declared effective on February 3, 2020. On February 6, 2020, the Company consummated the Initial Public Offering of 21,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $210,000,000, which is described in Note 5.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 555,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to InterPrivate Acquisition Management LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $5,550,000, which is described in Note 6.

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

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 7), Representative Shares (as defined in Note 10), Private Shares (as defined in Note 6) and any Public Shares purchased after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for outstanding private placement warrants issued in connection with its initial public offering in February 2020 as components of equity rather than as derivative liabilities. In light of the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) issued by the staff of the SEC issued on dated April 12, 2021 (the “SEC Staff Statement”), the Company’s management further evaluated the warrants under Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.

Based on management’s evaluation, the Audit Committee, in consultation with management, concluded that the Company’s private placement warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40. As a result, the Company is reclassifying the warrants as derivative liabilities measured at their estimated fair values at the end of each reporting period and recognizing changes in the estimated fair value of the derivative instruments from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities has no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet as of February 6, 2020
Warrant liabilities	$—	$380,175	$380,175
Total Liabilities	—	380,175	380,175
Common stock subject to redemption	205,894,700	(380,175)	205,514,525
Common stock	725	4	729
Additional paid-in capital	5,000,276	(4)	5,000,272
Number of common shares subject to redemption	20,589,470	(38,017)	20,551,453
Consolidated Balance Sheet as of December 31, 2020
Warrant liabilities	$—	$2,419,470	$2,419,470
Total Liabilities	1,680,631	2,419,470	4,100,101
Common stock subject to redemption	236,461,872	(2,419,470)	234,042,402
Common stock	755	24	779
Additional paid-in capital	5,933,074	1,996,116	7,929,190
Accumulated deficit	(933,821)	(1,996,140)	(2,929,961)
Number of common shares subject to redemption	23,507,001	(240,524)	23,266,477
Consolidated Statements of Operations for the year ended December 31, 2020
Change in fair value of warrant liabilities	$—	$(1,996,140)	$(1,996,140)
Other income (expense)	1,789,959	(1,996,140)	(206,181)
Loss before income taxes	(733,056)	(1,996,140)	(2,729,196)
Net loss	(932,821)	(1,996,140)	(2,928,961)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	23,705,712	(86,304)	23,619,408
Basic and diluted weighted average shares outstanding, Common stock	7,214,461	77,792	7,292,253
Basic and diluted net loss per share, Common stock	(0.32)	(0.27)	(0.59)
Consolidated Statements of Cash Flows for year ended December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(932,821)	$(1,996,140)	$(2,928,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	—	1,996,140	1,996,140
Non-Cash investing and financing activities:
Initial measurement of private warrants accounted for as liabilities	—	423,330	423,330
Initial classification of common stock subject to possible redemption	237,394,700	(423,330)	236,971,370
Change in value of common stock subject to possible redemption	(932,828)	(1,996,140)	(2,928,968)

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheets as of September 30, 2020 (unaudited)
Warrant liabilities	$—	$537,660	$537,660
Total Liabilities	202,600	537,660	740,260
Common stock subject to redemption	238,306,654	(537,660)	237,768,994
Common stock	736	6	742
Additional paid-in capital	4,088,311	114,324	4,202,635
Retained earnings	910,963	(114,330)	796,633
Number of common shares subject to redemption	23,691,356	(53,452)	23,637,904
Condensed Statements of Operations for the nine months ended September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(114,330)	$(114,330)
Other income, net	1,782,663	(114,330)	1,668,333
Income before income taxes	1,154,383	(114,330)	1,040,053
Net income	911,963	(114,330)	797,633
Weighted average shares outstanding, basic and diluted	7,164,018	84,676	7,248,694
Basic and diluted net loss per common share	(0.07)	(0.01)	(0.08)
Condensed Statements of Operations for three months ended September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(49,440)	$(49,440)
Other income, net	40,515	(49,440)	(8,925)
Loss before income taxes	(136,686)	(49,440)	(186,126)
Net loss	(107,982)	(49,440)	(157,422)
Weighted average shares outstanding, basic and diluted	7,537,344	(131,428)	7,405,916
Condensed Statements of Cash Flows for the nine months ended September 30, 2020 (unaudited)
Cash Flows from Operating Activities:
Net income	$911,963	$(114,330)	$797,633
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	—	114,330	114,330
Non-Cash investing and financing activities:
Initial measurement of private warrants accounted for as liabilities	—	423,330	423,330
Initial classification of common stock subject to possible redemption	237,394,700	(423,330)	236,971,370
Change in value of common stock subject to possible redemption	911,954	(114,330)	797,624

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheets as of June 30, 2020 (unaudited)
Warrant liabilities	$—	$488,220	$488,220
Total Liabilities	479,807	488,220	968,027
Common stock subject to redemption	238,414,641	(488,220)	237,926,421
Common stock	736	5	741
Additional paid-in capital	3,980,324	64,885	4,045,209
Retained earnings	1,018,945	(64,890)	954,055
Number of common shares subject to redemption	23,698,156	(48,529)	23,649,627
Condensed Statements of Operations for the six months ended June 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(64,890)	$(64,890)
Other income	1,742,148	(64,890)	1,677,258
Income before provision for income taxes	1,291,069	(64,890)	1,226,179
Net income	1,019,945	(64,890)	955,055
Weighted average shares outstanding, basic and diluted	7,065,753	103,077	7,168,830
Basic and diluted net loss per common share	(0.05)	(0.01)	(0.06)
Condensed Statements of Operations for the three months ended June 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(71,070)	$(71,070)
Other income	52,277	(71,070)	(18,793)
Loss before provision for income taxes	(260,048)	(71,070)	(331,118)
Net loss	(205,437)	(71,070)	(276,507)
Weighted average shares outstanding, basic and diluted	7,347,667	41,538	7,389,205
Basic and diluted net loss per common share	(0.04)	(0.01)	(0.05)
Condensed Statements of Cash Flows for the six months ended June 30, 2020 (unaudited)
Cash Flows from Operating Activities:
Net income	$1,019,945	$(64,890)	$955,055
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	—	64,890	64,890
Non-Cash investing and financing activities:
Initial measurement of private warrants accounted for as liabilities	—	423,330	423,330
Initial classification of common stock subject to possible redemption	237,394,700	(423,330)	236,971,370
Change in value of common stock subject to possible redemption	(1,019,941)	1,974,992	955,051

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheets as of March 31, 2020 (unaudited)
Warrant liabilities	$—	$417,150	$417,150
Total Liabilities	391,453	417,150	808,603
Common stock subject to redemption	238,620,078	(417,150)	238,202,928
Common stock	735	4	739
Additional paid-in capital	3,774,888	(6,184)	3,768,704
Retained earnings	1,224,382	6,180	1,230,562
Number of common shares subject to redemption	23,707,833	(41,445)	23,666,388
Condensed Statements of Operations for the three months ended March 31, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$6,180	$6,180
Other income	1,689,871	6,180	1,696,051
Income before provision for income taxes	1,551,117	6,180	1,557,297
Net income	1,225,382	6,180	1,231,562
Weighted average shares outstanding, basic and diluted	6,780,707	165,550	6,946,257
Condensed Statements of Cash Flows for the three months ended March 31, 2020 (unaudited)
Cash Flows from Operating Activities:
Net income	$1,225,382	$6,180	$1,231,562
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	—	(6,180)	(6,180)
Non-Cash investing and financing activities:
Initial measurement of private warrants accounted for as liabilities	—	423,330	423,330
Initial classification of common stock subject to possible redemption	237,394,700	(423,330)	236,971,370
Change in value of common stock subject to possible redemption	(1,225,378)	2,456,936	1,231,558

NOTE 3. LIQUIDITY AND GOING CONCERN

As of December 31, 2020, the Company had $694 in its operating bank accounts, $243,129,959 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,314,085. As of December 31, 2020, approximately $1,630,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

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

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

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

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the year ended December 31, 2020	For the Period from August 16, 2019 (inception) through December 31, 2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$1,724,446	$—
Less: interest available to be withdrawn for payment of taxes	(347,291)

Net income	$1,377,155	$—

Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	23,619,408	—

Basic and diluted net income per share, Common stock subject to possible redemption	$0.06	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(2,928,961)	$(1,000)
Less: Net income allocable to Common stock subject to possible redemption	(1,377,155)	—

Non-Redeemable Net Loss	$(4,306,116)	$(1,000)

Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, Common stock	7,292,253	6,337,784

Basic and diluted net loss per share, Common stock	$(0.59)	$(0.00)

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

Warrant Liabilities

The Company accounts for the private placement warrants issued in connection with our initial public offering and the sale of Private Units in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the private placement warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised, and any change in fair value is recognized in the statement of operations. The Company utilizes the Black-Scholes option pricing model to value the warrants at each reporting period. The key assumptions in the option pricing model utilized include the following:

•

The expected share-price volatility assumption is based on a blend of the implied volatilities of the Company’s public warrants and a set of comparable publicly-traded warrants for other similar companies.

•	The expected term of the warrants is assumed to be the expected period until the close of a Business Combination, and the contractual five-year term subsequently.

•	The risk-free interest rate is based on the U.S. Treasury rate for the applicable expected terms.

•	The dividend yield is based on the historical rate, which the Company anticipates to remain at zero.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 5. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 24,150,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,150,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 10).

NOTE 6. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital purchased an aggregate of 555,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $5,550,000. As a result of the underwriters’ election to fully exercise their over-allotment option on February 10, 2020, the Sponsor and EarlyBirdCapital purchased an additional 63,000 Private Units at a purchase price of $10.00 per Private Unit, for an aggregate purchase price of $630,000. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. Each Private Unit consists of one share of common stock (“Private Share”) and one-half of one warrant (“Private Warrant”). Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 7. RELATED PARTY TRANSACTIONS

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

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

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

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

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

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

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

NOTE 9. PRIVATE WARRANTS

The Private Warrants are identical to the Public Warrants (see Note 10) underlying the Units being sold in the Initial Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. STOCKHOLDERS’ EQUITY

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

Public Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption;

•

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

•	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

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

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 11. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
Business combination expenses	(13.0)%	0.0%
Change in fair value of warrant liabilities	(15.4)%	—
Valuation allowance	0.1%	(21.0)%

Income tax provision	(7.3)%	0.0%

The Company’s effective tax rate differs from the U.S. statutory rate primarily due to the business combination expenses and recognition of gain or loss from the change in the fair value of warrant liabilities, which is not deductible for tax purposes.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for since inception remain open and subject to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 12. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$243,129,959
Liabilities:
Warrant liabilities	3	2,419,470

Warrants:

The Company has determined that private warrants issued in connection with its initial public offering and the sale of Private Units in February 2020 are subject to treatment as a liability. The Company utilizes Black-Scholes option pricing model to value the private warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. The key inputs in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield.

•

The expected share-price volatility assumption is based on a blend of the implied volatilities of the Company’s public warrants and a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•

The expected term of the warrants is assumed to be the expected period until the close of a business combination, and the contractual five-year term subsequently. Subsequent to an increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•

The risk-free interest rate is based on U.S. Treasury rate for expected terms. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•	The dividend yield is based on the historical rate, which the Company anticipates to remain at zero.

The key inputs into the Black-Scholes option pricing model for the private warrants were as follows for the relevant periods:

AEVA TECHNOLOGIES, INC.

(f/k/a INTERPRIVATE ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

Input	February 6, 2020	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Risk-free interest rate	1.47%	0.41%	0.34%	0.33%	0.40%
Expected term (years)	5.5	5.5	5.5	5.5	5.3
Expected volatility	18.9%	21.5%	22.4%	23.7%	55.1%
Exercise price	$11.50	$11.50	$11.50	$11.50	$11.50

The private warrants were classified as Level 3 at the respective measurement dates due to the use of unobservable expected share-price volatility input. There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2020.

Based on the inputs noted above, the Company determined that the fair value of the warrant liabilities upon their issuance on February 6, 2020 was $380,175. Subsequently, as of March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020 the fair value of the warrant liabilities were $417,150, $488,220, $537,660 and $2,419,470 respectively.

The change in fair value of the warrant liabilities for the period from February 6, 2020 (inception) through December 31, 2020 is summarized as follows:

Warrant Liabilities
Fair value as of February 6, 2020 (inception)	$—
Initial measurement on February 6, 2020(1)	423,330
Change in fair value of warrant liabilities	(6,180)

Fair value as of March 31, 2020	417,150
Change in fair value of warrant liabilities	71,070

Fair value as of June 30, 2020	488,220
Change in fair value of warrant liabilities	49,440

Fair value as of September 30, 2020	537,660
Change in fair value of warrant liabilities	1,881,810

Fair value as of December 31, 2020	$2,419,470

(1)	Includes 277,500 warrants issued on February 6, 2020 and 31,500 warrants issued on February 10, 2020 as a result of the Over-Allotment Private Placement.

NOTE 13. SUBSEQUENT EVENTS

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

Legal Proceedings

On January 20, 2021, Michael Anello, an alleged stockholder of the Company, filed a lawsuit against the Company and its directors in the United States District Court for the Southern District of New York, captioned Anello v. InterPrivate Acquisition Corp., et al., Case No. 1:21-cv-00505. The complaint alleged that the Company’s directors authorized the filing of a materially incomplete and misleading registration statement on Form S-4 with the SEC in violation of Sections 14(a) and 20(a) of the Exchange Act and in breach of the directors’ duty of disclosure. The complaint alleged that the registration statement on Form S-4 contains materially incomplete and misleading information concerning, among other things, certain financial information and any conflicts of interest of the Company’s financial advisors. The complaint sought, among other things, (1) injunctive relief enjoining the Company, its directors and persons acting in concert with them from proceeding with the special meeting or consummating the Business Combination; (2) damages; (3) an award of plaintiff’s expenses and attorney’s and expert fees; and (4) other equitable relief. This matter has been voluntarily dismissed without prejudice against all parties.

Related Party Loans

As described in Note 7 under the heading “Related Party Loans and Advances,” Subsequent to December 31, 2020, the Company drew down the remaining amount available for borrowing under the Convertible Promissory Note. The Noteholder intends to convert such amount into 150,000 units of the Company at Closing. Such units will have terms identical to the terms of the Company’s Private Units (see Note 1 for a description of the Private Units).

Consummation of the Proposed Business Combination

On March 12, 2021 (the “Closing Date”), the Company consummated the previously announced business combination pursuant to the terms of the Business Combination Agreement, dated as of November 2, 2020, by and among the Company, Merger Sub and Aeva. As a result of the proposed business combination, the Company was renamed to Aeva Technologies, Inc .

Immediately prior to the closing of the Proposed Business Combination, each issued and outstanding share of Aeva’s redeemable, convertible preferred stock, was converted into shares of common stock based on a one-to-one ratio. Upon the consummation of the Proposed Business Combination, each share of Aeva common stock issued and outstanding was canceled and converted into the right to receive 9.08 shares (the “Exchange Ratio”) of the Company’s common stock.

In connection with the closing of the Proposed Business Combination, a number of investors purchased from the Company an aggregate of 28,318,478 shares of common stock (the “PIPE Shares”), for a purchase price of $10.00 per share, $11.50 per share or $16.00 per share, as applicable for an aggregate purchase price of $320.0 million pursuant to separate subscription agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Proposed Business Combination.

In addition, at the Closing Date, the Sponsor exercised its right to convert the working capital loans made by the Sponsor to the Company into an additional 75,000 Private Warrants and 150,000 shares of common stock to an affiliate of the Sponsor in satisfaction of $1.5 million principal amount of such loans.