Form 10-Q
period 2021-03-31
Aeva Technologies, Inc.
filed 2021-06-02
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-39204

AEVA TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3080757
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
555 Ellis Street Mountain View, CA	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 481-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	AEVA	New York Stock Exchange
Warrants to purchase one share of common stock	AEVA.WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of June 1, 2021, the registrant had 211,409,752 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, and anticipated trends in our business. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements about:

•
our financial and business performance;
•
changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;
•
the implementation, market acceptance and success of our products and technology in the autonomous vehicle industry and in potential new categories for perception;
•
demand for our products and the drivers of that demand;
•
our estimated total addressable market and other industry projections, including with respect to additional potential new categories for perception, and our projected market share;
•
competition in our industry, the advantages of our products and technology over competing products and technology existing in the market, and competitive factors including with respect to technological capabilities, cost and scalability;
•
our ability to scale in a cost-effective manner and maintain and expand our manufacturing relationships;
•
our ability to enter into production supply agreements with customers, the terms of those agreements, and customers’ utilization of our products and technology in their development programs;
•
our expected reliance on Tier 1 suppliers;
•
our expected production timeline for its products;
•
developments and projections relating to our competitors and industry;
•
our expectation that we will incur substantial expenses and continuing losses for the foreseeable future;
•
the impact of health epidemics, including the COVID-19 pandemic, on our business and industry and the actions we may take in response thereto;
•
our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•
expectations regarding the time during which we will be an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
•
our future capital requirements and sources and uses of cash;
•
our ability to obtain funding for our operations;
•
our business, expansion plans and opportunities;
•
anticipated financial performance, including gross margin, and the expectation that our future results of operations will fluctuate on a quarterly basis for the foreseeable future;
•
expected capital expenditures, cost of revenue and other future expenses, and the sources of funds to satisfy the liquidity needs of the Company;
•
the outcome of any known and unknown litigation and regulatory proceedings; and
•
risks related to certain of our warrants being accounted for as liabilities

These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any of these forward-looking statements for any reason, even if new information becomes available in the future, except as may be required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$469,405	$24,624
Marketable securities	53,472	—
Accounts receivable	245	141
Inventories	1,529	1,219
Other current assets	2,043	4,970
Total current assets	526,694	30,954
Operating lease right-of-use assets	6,134	—
Property, plant and equipment, net	2,281	1,614
Other noncurrent assets	360	64
Total assets	$535,469	$32,632
Liabilities, convertible preferred stock and stockholders' equity
Accounts payable	$2,576	$2,071
Accrued liabilities	1,840	2,606
Accrued employee costs	364	722
Lease liability, current portion	1,293	—
Other current liabilities	284	275
Total current liabilities	6,357	5,674
Lease liability, noncurrent portion	4,849	—
Warrant liability	2,346	—
Other liabilities	—	45
Total liabilities	13,552	5,719
Commitments and contingencies (Note 13)
Convertible preferred stock $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 211,451 and 151,366 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	21	15
Additional paid-in capital	602,467	87,982
Accumulated other comprehensive loss	(29)	—
Accumulated deficit	(80,542)	(61,084)
Total stockholders' equity	521,917	26,913
Total liabilities, convertible preferred stock and stockholders' equity	$535,469	$32,632

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Revenue	$308	$527
Cost of revenue	180	277
Gross profit	128	250
Research and development expenses	11,379	5,309
General and administrative expenses	8,217	1,304
Selling and marketing expenses	659	634
Operating loss	(20,127)	(6,997)
Interest income	3	162
Other income (expense), net	666	(17)
Loss before income taxes	(19,458)	(6,852)
Income taxes	—	—
Net loss	$(19,458)	$(6,852)
Unrealized loss on available-for-sale securities	(29)	—
Total comprehensive loss	$(19,487)	$(6,852)
Net loss per share, basic and diluted	$(0.12)	$(0.05)
Weighted-average shares used in computing net loss per share, basic and diluted	163,955,593	135,039,812

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Convertible preferred stock		Common stock		Additional paid-in	Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020 (as previously reported)	8,606,780	$79,204	8,069,693	$9	$8,784	$—	$(61,084)	$(52,291)
Retroactive application of recapitalization (Note 2)	(8,606,780)	(79,204)	143,295,816	6	79,198	—	—	$79,204
Balance at December 31, 2020, as adjusted (Note 2)	—	—	151,365,509	15	87,982	—	(61,084)	26,913
Share-based compensation	—	—	—	—	4,513	—	—	4,513
Issuance of common stock upon exercise of stock options	—	—	701,139	—	198	—	—	198
Business combination and PIPE financing, net of acquired private placement warrant of $3,014	—	—	59,343,104	6	557,757	—	—	557,763
Offering cost in connection with Business combination and PIPE financing	—	—	—	—	(47,983)	—	—	(47,983)
Issuance of common stock upon release of restricted stock units	—	—	41,408	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(19,458)	(19,458)
Balance as of March 31, 2021	—	$—	211,451,160	$21	$602,467	$(29)	$(80,542)	$521,917

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019 (as previously reported)	8,606,780	$79,204	8,031,018	$9	$4,905	$(35,514)	$48,604
Retroactive application of recapitalization (Note 2)	(8,606,780)	(79,204)	142,983,454	6	79,198	—	—
Balance at December 31, 2019, as adjusted (Note 2)	—	—	151,014,472	15	84,103	(35,514)	48,604
Share-based compensation	—	—	—	—	881	—	881
Issuance of common stock upon exercise of stock options	—	—	83,732	—	5	—	5
Net loss	—	—	—	—	—	(6,852)	(6,852)
Balance as of March 31, 2020	—	$—	151,098,204	$15	84,989	$(42,366)	$42,638

AEVA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(19,458)	$(6,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	215	187
Amortization of right-of-use assets	223	—
Change in fair value of warrant liability	(668)	—
Stock-based compensation	4,513	881
Changes in operating assets and liabilities:
Accounts receivable	(104)	20
Inventories	(310)	(199)
Other current assets	(258)	545
Other noncurrent assets	(296)	(5)
Accounts payable	964	(11)
Accrued liabilities	872	(225)
Accrued employee costs	(358)	(56)
Lease liability	(141)	—
Other current liabilities	9	(50)
Other noncurrent liabilities	—	52
Net cash used in operating activities	(14,797)	(5,713)
Cash flows from investing activities:
Purchase of property, plant and equipment	(669)	(241)
Purchase of available-for-sale securities	(53,501)	—
Net cash used in investing activities	(54,170)	(241)
Cash flows from financing activities:
Proceeds from business combination and private offering	560,777	—
Transaction costs related to business combination and private offering	(47,228)	—
Proceeds from exercise of stock options	198	5
Net cash provided by financing activities	513,747	5
Net increase (decrease) in cash and cash equivalents	444,781	(5,949)
Beginning cash and cash equivalents	24,624	46,637
Ending cash and cash equivalents	$469,405	$40,688
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosures of non-cash investing and financing activities:
Changes in purchases of property and equipment recorded in accounts payable and accrued liabilities	$215	$19
Offering costs included in accounts payable and accrued liabilities	$534	$-
Private placement of warrants acquired as part of merger	$3,014	$-
Right-of-use asset obtained in exchange for lease liability	$4,692	$-
Non-cash lease adoption	$1,665	$-

AEVA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Aeva Technologies, Inc. (the “Company”), through its Frequency Modulated Continuous Wave (“FMCW”) sensing technology, designs a 4D LiDAR-on-chip that, along with its proprietary software applications, has the potential to enable the adoption of LiDAR across broad applications from automated driving to consumer electronics, consumer health, industrial robotics and security.

InterPrivate Acquisition Corp. (“IPV”), the Company’s predecessor, was originally incorporated in Delaware as a special purpose acquisition company. On March 12, 2021 (the “Closing Date”), IPV consummated a business combination (the “Business Combination”) pursuant to the Business Combination Agreement dated as of November 2, 2020 (the “BCA”), by and among WLLY Merger Sub Corp., a wholly owned subsidiary of IPV, and Aeva, Inc. (the "pre-combination Aeva"). Immediately upon the consummation of the Business Combination, WLLY Merger Sub Corp. merged with and into Aeva, Inc., with Aeva, Inc. surviving the merger as a wholly owned subsidiary of the Company. IPV changed its name to Aeva Technologies, Inc. and the pre-combination Aeva retained its name of Aeva, Inc.

The Company’s common stock and warrants are now listed on the New York Stock Exchange stock market under the symbols “AEVA” and "AEVA.WS". Unless the context otherwise requires, “we,” “us,” “our,” “Aeva,” and the “Company” refers to Aeva Technologies Inc., the combined company and its subsidiaries following the Business Combination. Refer to Note 2 for further discussion of the Business Combination.

Unaudited Interim Financial Statements

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.

Basis of Presentation

The Business Combination is accounted for as a reverse recapitalization as the pre-combination Aeva was determined to be the accounting acquirer under Financial Accounting Standards Board (FASB)’s Accounting Standards Codification Topic 805, Business Combinations (ASC 805). The determination is primarily based on the evaluation of the following facts and circumstances:

•
the equity holders of the pre-combination Aeva hold the majority of voting rights in the Company;
•
the board of directors of the pre-combination Aeva represent a majority of the members of the board of directors of the Company;
•
the senior management of the pre-combination Aeva became the senior management of the Company; and
•
the operations of the pre-combination Aeva comprise the ongoing operations of the Company.

In connection with the Business Combination, outstanding capital stock of the pre-combination Aeva was converted into common stock of the Company, par value $0.0001 per share, representing a recapitalization, and the net assets of the Company were acquired at historical cost, with no goodwill or intangible assets recorded. The pre-combination Aeva was deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing Date are those of the pre-combination Aeva. The shares and corresponding capital amounts and net loss per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the BCA. The number of shares of preferred stock was also retroactively converted into commons shares based on the exchange ratio.

Principal of Consolidation and Liquidity

The consolidated financial statements are prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has funded its operations primarily through the Business Combination and issuances of stock. As of March 31, 2021, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $522.9 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $80.5 million as of March 31, 2021. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including the development of products. Management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

Future capital may be required to grow the business, however, and this will depend on many factors, including sales volume, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. From time to time, the Company may seek to raise additional funds through debt or equity issuances. If we are unable to raise additional capital when desired and on reasonable terms, the business, results of operations, and financial condition could be adversely affected. The Company’s long-term success is dependent upon its ability to successfully market its products and services; generate revenue; maintain or reduce its operating costs and expenses; meet its obligations; obtain additional capital when needed; and, ultimately, achieve profitable operations.

Significant Risks and Uncertainties

The Company is subject to those risks common in the technology industry and also those risks common to early-stage companies including, but not limited to, the possibility of not being able to successfully develop or market its products, technological obsolescence, competition, dependence on key personnel and key external alliances, successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.

The COVID-19 pandemic has disrupted everyday life and markets worldwide, leading to significant business and supply-chain disruption, as well as broad-based changes in supply and demand. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID-19 are expected to be temporary, the duration of the business disruptions, and related financial impact, cannot be estimated at this time. The Company has not been materially impacted by any shortages in supply of the required components or supply of services due to COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to the Company, its performance, and its financial results and could adversely affect the Company’s financial information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Risks associated with cash and cash equivalents are mitigated by banking with creditworthy institutions and the Company’s marketable securities have investment-grade ratings when purchased.

The Company’s accounts receivable are derived from customers located in the US, Asia, and Europe. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions and requires customer advance payments in certain circumstances. The Company generally does not require collateral.

As of March 31, 2021, two customers accounted for 78% of the accounts receivable. As of December 31, 2020, one customer accounted for 68% of accounts receivable. As of March 31, 2021, two vendors accounted for 28% of accounts payable. As of December 31, 2020, two vendors accounted for 62% of accounts payable.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include valuation allowance for deferred tax assets, stock-based compensation, useful lives of property and equipment, incremental borrowing rate for leases, and the valuation of the private warrants. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results could differ from those estimates, and such differences could be material to the Company’s financial condition and results of operations.

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines the fair value of its financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 – Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3 – Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

Leases

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) using the modified retrospective approach with a cumulative-effect adjustment as of January 1, 2021. Upon adoption of Topic 842, on January 1, 2021, the Company recorded operating right-of-use assets of $1.7 million and operating lease liabilities of $1.7 million and derecognized the deferred rent liability of $0.1 million. Results for the three months ended March 31, 2021 are presented under Topic 842. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC 840: Leases (Topic 840).

The lease liability is determined as the present value of future lease payments using an incremental borrowing rate that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise.

Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the condensed consolidated statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its long-term real estate leases.

Cash, Cash Equivalent and Marketable Securities

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.  Marketable securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. The Company determines the appropriate classification of its investments in debt securities at the time of purchase.

The Company evaluates, on a quarterly basis, its marketable securities for potential impairment. For marketable securities in an unrealized loss position, the Company assesses whether such declines are due to credit loss based on factors such as changes to the rating of the security by a ratings agency, market conditions and supportable forecasts of economic and market conditions, among others. If credit loss exists, the Company assess whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable security before recovery of its amortized cost basis. If either condition is met, the security’s amortized cost basis is written down to fair value and is recognized through other income, net.

If neither condition is met, declines as a result of credit losses, if any, are recognized as an allowance for credit loss, limited to the amount of unrealized loss, through other income, net. Any portion of the unrealized loss that is not a result of a credit loss, is recognized in other comprehensive income. Realized gains and losses, if any, on marketable securities are included in other income, net. The cost of investments sold is based on the specific identification method. Interest on marketable securities is included in interest income.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each arrangement. On March 31, 2021, and December 31, 2020, the Company did not have an allowance for doubtful accounts or write-offs.

Inventories

Inventories consist of raw materials and supplies, work in process, and finished goods. Inventories are stated at the lower of cost or net realizable value. Costs are computed under the standard cost method, which approximates actual costs determined on a first-in, first-out basis. Net realizable value is determined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of disposal and transportation. The Company assesses inventories quarterly for slow-moving products and potential impairment, and records write-downs of inventories to cost of revenue.

Deferred Transaction Costs

The Company capitalized qualified legal, accounting, and other direct costs related to the Business Combination which were deferred until completion of the Business Combination. In March 2021, upon the completion of the Business Combination, all deferred costs were offset against the proceeds from the Business Combination and the PIPE financing.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Assets are held as construction in progress until placed into service, upon which date the Company begins to depreciate the assets over their estimated useful lives. The estimated useful lives of the Company’s assets are as follows:

Estimated useful lives
Computer equipment	3 years
Lab equipment	5 years
Testing equipment	3 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Furniture and fixtures	5 years

Expenditures for repairs and maintenance are charged to expense as incurred. When an asset is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the statement of operations.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value.

Product Warranty

The Company may provide a warranty on its products of six months or less. Estimated future warranty costs are accrued to cost of revenue in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and any known or expected changes in warranty exposure, such as trends of product reliability and costs of repairing and replacing defective products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Provision for product warranties was immaterial for all periods presented.

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, and the related amendments (“Topic 606”) effective January 1, 2017, using the full retrospective method. Under Topic 606, the Company determines revenue recognition through the following steps:

•
Identifying the contract, or contracts, with the customer;
•
Identifying the performance obligations in the contract;
•
Determining the transaction price;
•
Allocating the transaction price to performance obligations in the contract; and
•
Recognizing revenue when, or as, the Company satisfies performance obligations by transferring the promised good or services.

Nature of Products and Services and Revenue Recognition

The majority of the Company’s revenue comes from product sales of automotive perception solution to direct customers and distributors. Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. The Company typically provides a warranty of six months or less on its products. If the warranty period is sold or extended beyond the standard term, revenue related to the extended warranty is recognized ratably over the related extended warranty period.

For certain custom products that require engineering and development based on customer requirements, the Company recognizes revenue over time using an input that faithfully depicts transfer of control of the goods or services to the customer. Amounts billed to customers for shipping and handling are included in revenue. Some of the Company’s arrangements provide software embedded in hardware, and promises to update the Company’s software represent immaterial promises in contracts with customers. Taxes collected from customers and remitted to governmental authorities are excluded from revenue.

Arrangements with Multiple Performance Obligations

When a contract involves multiple performance obligations, the Company accounts for individual products and services separately if the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and the product or service is separately identifiable from other promises in the contract. The consideration is allocated between separate performance obligations in proportion to their estimated standalone selling price.

Other Policies, Judgments and Practical Expedients

Right of return.  The Company’s general terms and conditions for its contracts contain rights of return. However, the Company does not have a history of returns and therefore estimates of returns are immaterial. As such, the Company generally recognizes revenue at the contract price upon product shipment or delivery.

Contract balances.    Contract assets and liabilities represent the differences in the timing of revenue recognition from the receipt of cash from the Company’s customers and billings. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. Receivables represents right to consideration that is unconditional. Such rights are considered unconditional if only the passage of time is required before payment of that consideration is due.

Remaining performance obligations.    Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. The customer is not considered committed where they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient, the Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Because the majority of the Company’s customer contracts allow customers to terminate for convenience or have an original duration of one year or less, the total amount of the transaction price allocated to unsatisfied performance obligations with duration of more than 12 months was immaterial as of March 31, 2021 and December 31, 2020.

Significant financing component.    In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied. However, the Company’s contracts are generally one year or less; therefore, the Company applies a practical expedient and does not consider the effects of the time value of money.

Contract modifications.    The Company may modify contracts to offer customers additional products or services. Each of the additional products and services are generally considered distinct from those products or services transferred to the customer before the modification. The Company evaluates whether the contract price for the additional products and services reflects the standalone selling price as adjusted for facts and circumstances applicable to that contract. In these cases, the Company accounts for the additional products or services as a separate contract. In other cases where the pricing in the modification does not reflect the standalone selling price as adjusted for facts and circumstances applicable to that contract, the Company accounts on a prospective basis where the remaining goods and services are distinct from the original items and on a cumulative catch-up basis when the remaining goods and services are not distinct from the original items.

Judgments and estimates. Judgement is required in the identification of performance obligations within the Company’s contracts with customers, especially those for certain custom products that require engineering and development. Accounting for contracts recognized over time under Topic 606 involves the use of various techniques to estimate total contract revenue and costs. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised. The Company reviews and updates its contract-related estimates regularly, and records adjustments as needed. For those performance obligations for which revenue is recognized using a cost-to-cost method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. The impact of the application of catch-up adjustments were immaterial.

Cost of Revenue

The cost of revenue principally includes direct material, direct labor, and allocation of overhead associated with manufacturing operations, including inbound freight charges and depreciation. Cost of revenue also includes the direct cost and appropriate allocation of overheads involved in the execution of service contracts.

Research and Development

Research and development expenses consist primarily of payroll expenses, consulting and contractor expenses, allocated overhead costs, and tooling and prototype materials to the extent no future benefit is expected. Substantially all of the Company’s research and development expenses are related to developing new products and services and improving existing products and services. To date, research and development expenses have been expensed as incurred and included in the statements of operations.

Stock-based Compensation

The Company measures the cost of share-based awards granted to employees and directors based on the grant-date fair value of the awards. The grant-date fair value of the stock options is calculated using a Black-Scholes option pricing model. The Black-Scholes pricing model requires the use of subjective assumptions including the option’s expected term, the volatility of the underlying stock, the fair value of the stock, and the risk-free rate. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date. The fair value of the stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award.

Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that deferred tax assets would be realized in the future, in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with Topic 740 on the basis of a two-step process which includes (1) determination of whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) recognition of tax positions that meet the more-likely-than-not recognition threshold. Recognized income tax positions are measured at the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying statement of operations. Accrued interest and penalties are included on the related tax liability line in the balance sheet.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount within a range of loss can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the Company accrues for the minimum amount within the range. Legal costs incurred in connection with loss contingencies are expensed as incurred,

Foreign Currency Translation

Gains and losses resulting from foreign exchange transactions are included in other income (expense) in the statements of operations. Net foreign exchange gain (loss) recorded in the Company’s statements of operations was immaterial for all periods.

Net Loss Attributable Per Share to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the Company’s net loss attributable per share to common stockholders by the weighted-average number of common shares used in the loss per share calculation during the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including stock options and restricted stock units. Basic and diluted net loss per share attributable to common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.

Warrant Liabilities

The Company accounts for the private placement warrants issued in connection with our initial public offering in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the private placement warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised, and any change in fair value is recognized in the statement of operations. The Company utilizes the Black-Scholes option pricing model to value the warrants at each reporting period. The key assumptions in the option pricing model utilized include the following:

•
The expected share-price volatility assumption is based on a blend of the implied volatilities of the Company’s public warrants and a set of comparable publicly traded warrants for other similar companies.
•
The expected term of the warrants is assumed to be the expected period until the close of a Business Combination, and the contractual five-year term subsequently.
•
The risk-free interest rate is based on the U.S. Treasury rate for the applicable expected terms.
•
The dividend yield is based on the historical rate, which the Company anticipates to remain at zero.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on the financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 is effective for the Company beginning January 1, 2022, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on the financial statements.

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842), and since that date has issued subsequent amendments to the initial guidance intended to clarify certain aspects of the guidance and to provide certain practical expedients entities can elect upon adoption. The principle of ASU 2016-02 is that a lessee should recognize assets and liabilities that arise from leases. Lessees will need to recognize a right-of-use asset and a lease liability for all leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments. The right-of-use asset will be based on the liability, with differences related to deferred rent, and initial direct costs, etc. For income statement purposes, ASU 2016-02 requires leases to be classified as either operating or finance. Operating leases will result in a straight-line expense pattern while finance leases will result in a front-loaded expense pattern. We adopted ASU 2016-02 as of January 1, 2021, and our adoption did not result in a cumulative-effect adjustment as of the date of the adoption.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendment removes certain exceptions to the general principles in Topic 740. The guidance will be effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. We have adopted ASU No. 2019-12 as of January 1, 2021, and our adoption did not have a material impact on the consolidated financial statements.

Note 2. Reverse Capitalization

On March 12, 2021, Aeva, Inc. and IPV consummated the merger contemplated by the BCA, with Aeva, Inc. surviving the merger as a wholly-owned subsidiary of IPV. As part of the consummation of the merger, IPV changed its name to Aeva Technologies, Inc.

Upon the closing of the Business Combination, the Company's certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of capital stock to 432,000,000 shares, of which 422,000,000 shares were designated common stock, $0.0001 par value per share, and of which 10,000,000 shares were designated preferred stock, $0.0001 par value per share.

Immediately prior to the closing of the Business Combination, each issued and outstanding share of Aeva, Inc.’s redeemable, convertible preferred stock, was converted into shares of common stock based on a one-to-one ratio (see Note 9). The Business Combination is accounted for with a retrospective application of the Business Combination that results in 78,120,214 shares of redeemable convertible preferred stock converting into the same number of shares of Aeva, Inc. common stock.

Upon the consummation of the Business Combination, each share of Aeva, Inc. common stock issued and outstanding was canceled and converted into the right to receive 9.07659 shares (the “Exchange Ratio”) of the Company’s common stock (the “Per Share Merger Consideration”).

Outstanding stock options, whether vested or unvested, to purchase shares of Aeva, Inc. common stock granted under the 2016 Plan (“Legacy Options”) (see Note 11) converted into stock options for shares of the Company’s common stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Business Combination, after giving effect to the Exchange Ratio.

Outstanding warrants to purchase shares of common stock remained outstanding after the closing of the Business Combination. The warrants became exercisable 30 days after the completion of the Business Combination, subject to other conditions, including with respect to the effectiveness of a registration statement covering the shares of common stock underlying such warrants, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

In connection with the Business Combination,

•
certain IPV shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 30,874 shares of IPV common stock for gross redemption payments of $0.3 million; and
•
a number of investors purchased from the Company an aggregate of 28,318,478 shares of common stock (the “PIPE Shares”), for a purchase price of $10.00 per share, $11.50 per share or $16.00 per share, as applicable for an aggregate purchase price of $320.0 million pursuant to separate subscription agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Business Combination.

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $48.0 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. As of March 31, 2021, the Company had $0.5 million of accrued transaction costs, consisting primarily of legal and accounting fees, in accounts payable and accrued expenses on the consolidated balance sheet.

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, IPV was treated as the “acquired” company for financial reporting purposes. See Note 1 "Description of Business and Summary of Significant Accounting Policies" for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Aeva, Inc. issuing stock for the net assets of IPV, accompanied by a recapitalization. The net assets of IPV are stated at historical cost, with no goodwill or intangible assets recorded.

Prior to the Business Combination, Aeva, Inc., and IPV filed separate standalone federal, state and local income tax returns. As a result of the Business Combination Aeva, Inc. will file a consolidated income tax return. Although, for legal purposes, IPV acquired Aeva, Inc., and the transaction represents a reverse acquisition for federal income tax purposes. IPV will be the parent of the consolidated group with Aeva, Inc. as a subsidiary, but in the year of the closing of the Business Combination, Aeva, Inc. will file a full-year tax return with IPV joining in the return the day after the Closing Date.

Upon closing of the Business Combination, the Company received gross proceeds of $560.8 million from the Business Combination and PIPE financing, offset by offerings costs of $48.0 million. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity for the quarter ended March 31, 2021 (in thousands):

Cash - InterPrivate’s trust and cash (net of redemption)	$240,777
Cash - Private offering	320,000
Less: transaction costs and advisory fees paid	(47,983)
Net Business Combination and Private Offering	$512,794

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

Common stock, outstanding prior to Business Combination	24,150,000
Less: redemption of IPV shares	(30,874)
Common stock of IPV Corp	24,119,126
IPV founder shares	6,905,500
Shares issued in PIPE	28,318,478
Business Combination and PIPE shares	59,343,104
Legacy Aeva shares(1)	152,066,648
Total shares of common stock immediately after Business Combination	211,409,752
Aeva exercise of warrants	—
Total shares of common stock at March 12, 2021	211,409,752

(1)	The number of Legacy Aeva shares was determined as follows:

	Aeva shares	Aeva shares, effected for Exchange Ratio
Balance at December 31, 2019	8,031,018	72,894,258
Recapitalization applied to Convertible Preferred Stock outstanding at December 31, 2019	8,606,780	78,120,214
Exercise of common stock options - 2020	38,675	351,037
Exercise of common stock options - 2021 (pre-Closing)	77,247	701,139
Total		152,066,648

Note 3. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue based on the disaggregation criteria described above are as follows (in thousands):

	Three Months Ended March 31,
	2021		2020
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$201	65%	$135	26%
Europe	15	5%	392	74%
Asia	92	30%	—	—
Total	$308	100%	$527	100%

Revenue by timing of recognition:
Recognized at a point in time	$293	95%	$135	26%
Recognized over time	15	5%	392	74%
Total	$308	100%	$527	100%

Contract Assets and Contract Liabilities

As of March 31, 2021, and December 31, 2020, the Company had contract assets of $0.6 million, recognized in other current assets, and contract liabilities of $0.1 million, recognized in other current liabilities.

Note 4. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2021
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$5,725	$-	$5,725	$5,725	$-

Level 1
Money market funds	434,984	—	434,984	434,984	—

Level 2
U.S. Government securities	5,089	(1)	5,088	—	5,088
Commercial paper	59,967	(11)	59,956	28,696	31,260
Corporate bonds	17,141	(17)	17,124	—	17,124
Subtotal	82,197	(29)	82,168	28,696	53,472
Total assets	$522,906	$(29)	$522,877	$469,405	$53,472

Liabilities
Level 3
Warrant liabilities	2,346	—	2,346	—	—
Total liabilities	$2,346	$-	$2,346	$-	$-

As of December 31, 2020, the Company did not have any outstanding marketable securities.

The fair value of the Private Placement warrant liabilities is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liabilities, the Company used the Black-Scholes option-pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate, and dividend yield.

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

March 31, 2021
Private Placement Warrant Liability
(in thousands)
Fair value as of January 1, 2021	$—
Private placement warrant liability acquired as part of the merger	$3,014
Change in the fair value included in other income (expense), net	$(668)
Fair value as of March 31, 2021	$2,346

The key inputs into the Black-Scholes option pricing model for the private warrants were as follows for the relevant periods:

	March 31, 2021	March 12, 2021
Expected term (years)	4.9	5.0
Expected volatility	62.6%	70.0%
Risk-free interest rate	0.90%	0.85%
Exercise Price	$11.50	$11.50

Note 5. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$927	$586
Work-in-progress	160	73
Finished goods	442	560
Total inventory	$1,529	$1,219

Note 6. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Computer equipment	$858	$658
Lab equipment	1,329	1,324
Testing equipment	379	313
Leasehold improvements	796	765
Construction in progress	565	—
Furniture and fixtures	401	401
Software	16	—
Total property, plant and equipment	$4,344	$3,461
Less: accumulated depreciation	(2,063)	(1,847)
Total property, plant and equipment, net	$2,281	$1,614

Depreciation related to property, plant and equipment was $0.2 million and $0.2 million for the three months ended March 31, 2021, and March 31, 2020, respectively.

Note 7. Other current assets

	March 31,	December 31,
	2021	2020
Deferred transaction costs	$—	$3,041
Prepaid expenses	919	1,105
Contract assets	626	626
Vendor deposits	445	198
Other current assets	53	—
Total other current assets	$2,043	$4,970

Note 8. Other current liabilities

	March 31,	December 31,
	2021	2020
Sales tax payable	$217	$180
Contract liabilities	36	51
Other current liabilities	31	44
Total other current liabilities	$284	$275

Note 9. Capital Structure

As of March 31, 2021, the Company had authorized a total of 432,000,000 shares for issuance, with 422,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock.

As discussed in Note 2, Business Combination, the Company has retroactively adjusted the shares issued and outstanding prior to March 12, 2021 to give effect to the exchange ratio established in the BCA to determine the number of shares of common stock into which they were converted.

Prior to the Business Combination, Aeva had shares of $0.001 par value Series Seed, Series A, Series A-1, and Series B preferred stock outstanding, all of which were convertible into shares of common stock of the pre-combination Aeva on a 1:1 basis, subject to certain anti-dilution protections. Upon the Closing, the outstanding shares of preferred stock were converted into common stock of Aeva, Inc., and then into common stock of the Company at a ratio of 1:9.07659, the exchange rate established in the BCA.

	March 12, 2021
	(Closing Date)
	Preferred Stock Shares	Conversion Ratio	Common Stock Shares
Series Seed Convertible Preferred Stock (pre-combination)	3,198,556	9.07659	29,031,982
Series A Convertible Preferred Stock (pre-combination)	2,851,057	9.07659	25,877,876
Series B Convertible Preferred Stock (pre-combination)	1,032,888	9.07659	9,375,100
Series B-1 Convertible Preferred Stock (pre-combination)	1,524,279	9.07659	13,835,256
Total	8,606,780		78,120,214

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of March  31, 2021, no shares of preferred stock were issued and outstanding.

Warrants

As of March 31, 2021, the Company had 12,075,000 public and 384,000 private warrants outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.

Note 10. Earnings Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net Loss	$(19,458)	$(6,852)
Net loss attributable per share to common stockholders	(19,458)	(6,852)

Denominator:
Weighted average shares of common stock outstanding - Basic	163,955,593	135,039,812
Dilutive effect of potential common stock	—	—
Weighted average shares of common stock outstanding - Diluted	163,955,593	135,039,812
Net loss per share attributable to common stockholders - Basic and Diluted	$(0.12)	$(0.05)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Common stock options issued and outstanding	17,073,617	18,242,577
Restricted stock	—	13,079,520
Restricted stock units	1,435,217	—
Total	18,508,834	31,322,097

Note 11. Stock-based Compensation

Stock Options

The Company maintains the 2016 Stock Incentive Plan and the 2021 Incentive Award Plan (the “Stock Plans”) under which incentive stock options and non-qualified stock options may be granted to employees. Under the Stock Plans, the Company has 14,954,249 shares available for issuance as of March 31, 2021.

Under the terms of the Stock Plans, incentive stock options must have an exercise price at or above the fair market value of the stock on the date of the grant, while non-qualified stock options are permitted to be granted below fair market value of the stock on the date of grant. The majority of stock options granted have service-based vesting conditions only. The service-based vesting conditions vary though typically, stock options vest over four years with 25% of stock options vesting on the first anniversary of the grant and the remaining 75% vesting monthly over the remaining 36 months. Option holders have a ten-year period to exercise the options before they expire.

The fair value of stock option awards was determined on the grant date using the Black-Scholes option-pricing model. During the three months ended March 31, 2021, the Company granted no new options. The assumptions for the Black-Scholes model for the three months ended March 31, 2020, were as follows:

Three Months Ended
March 31, 2020
Expected term (years)(1)	5.79 - 6.02
Expected volatility(2)	43.5% - 44.6%
Common stock value	14.32 - 14.50
Risk-free interest rate(3)	1.20% - 1.60%
Dividend yield(4)	0%

(1)
Expected term is the length of time the grant is expected to be outstanding before it is exercised or terminated. This number is calculated as the midpoint between the vesting term and the original contractual term (contractual period to exercise). If the option contains graded vesting, then the vesting term would be based on the vesting pattern.
(2)
Expected volatility was estimated based on comparable companies’ reported volatilities.
(3)
The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.
(4)
The Company has assumed a dividend yield of zero as they have no plans to declare dividends in the foreseeable future.

A summary of the Company’s stock option activity for three months ended March 31, 2021, is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	17,801,986	$0.36	8.27	$140,560
Granted	—	—	—
Exercised	(701,139)	0.28	—	—
Forfeited	(27,230)	0.55	—
Expired	—	—	—
Outstanding as of March 31, 2021	17,073,617	0.36	8.04	191,876
Vested and exercisable as of March 31, 2021	10,571,302	0.28	7.67	119,671
Vested and expected to vest as of March 31, 2021	17,073,617	0.36	8.04	$191,876

As of March 31, 2021, the Company had $7.5 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 2.53 years.

As of March 31, 2021, the Company recognized $1.1 million of the additional compensation expense for certain stock option grants that had a performance vesting condition that was satisfied as of the Closing.

Restricted Stock Units

The following table summarizes our restricted stock unit (“RSU”) activity which includes performance-based RSUs for the three months ended March 31, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	1,536,195	$7.74
Granted	31,196	7.74
Released	(41,408)	7.74
Forfeited	(90,766)	7.74
Outstanding as of March 31, 2021	1,435,217	$7.74

As of March 31, 2021, the Company had $2.7 million of stock-based compensation expense related to the restricted stock units. As of March 31, 2021, the Company had $8.7 million of unrecognized stock-based compensation expense related to the restricted stock units. This cost is expected to be recognized over a weighted average period of 1.86 years.

On the closing, the liquidity event-related vesting condition applicable to RSUs granted by Aeva, Inc. was satisfied. As a result, the Company's outstanding RSUs vested to the extent the applicable service condition was satisfied as of such date. The vesting of these outstanding RSUs resulted in approximately $2.7 million of incremental stock-based compensation expense during the three months ended March 31, 2021.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$—	$28
Research and development expenses	1,796	518
Sales and marketing expenses	21	—
General and administrative expenses	2,696	335
Total	$4,513	$881

Note 12. Income Taxes

Components of Income Before Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousand):

	Three Months Ended March 31,
	2021	2020
Domestic	$(19,458)	$(6,852)
Foreign	—	—
Income (loss) before income taxes	$(19,458)	$(6,852)

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2021 and March 31, 2020, the Company recognized no provision for income taxes.

Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions

Note 13. Commitments and Contingencies

Leases

In March 2018, the Company entered into a lease for office space located in Mountain View, California. In June 2020, the Company extended the term of the lease to June 30, 2023. The Company is using the facility for office, manufacturing and research and development purposes. In connection with the lease, the Company recognized an operating lease right-of-use asset of $1.7 million as of March 31, 2021 and an aggregate lease liability of $1.7 million on its condensed consolidated balance sheet. The remaining lease term is two years and three months.

In January 2021, the Company entered into a lease for office and research and development located in Milpitas, California. The lease term commenced in March 2021 and ends in April 2026. In connection with the lease, the Company recognized an operating lease right-of-use asset of

$4.7 million as of March 31, 2021, and an aggregate lease liability of $4.6 million on its condensed consolidated balance sheet. The remaining lease term is six years and one month.

The weighted average incremental borrowing rate used to measure the operating lease liability is 5.25%. Operating lease cost for three months ended March 31, 2021, was $0.3 million and rent expense for the three months ended March 31, 2020, was $0.2 million.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2021 (in thousands):

Operating Leases
Remainder of 2021	$1,083
2022	1,775
2023	1,436
2024	1,097
2025	1,130
Thereafter	384
Total minimum lease payments	6,906
Less: imputed interest	(764)
Total lease liability	$6,142

Litigation

From time to time, the Company is involved in actions, claims, suits and other proceedings in the ordinary course of business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. When it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated, the Company records a liability for such loss contingencies. The Company’s estimates regarding potential losses and materiality are based on the Company’s judgment and assessment of the claims utilizing currently available information. Although the Company will continue to reassess its reserves and estimates based on future developments, the Company’s objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from the Company’s current estimates.

On December 23, 2020, an alleged stockholder of IPV, filed a lawsuit against IPV, its directors, WLLY Merger Sub Corp. and Aeva, Inc. in the Supreme Court of the State of New York, captioned Quarles v. InterPrivate Acquisition Corp. The complaint alleged that InterPrivate’s directors caused materially misleading and incomplete information to be disseminated to IPV's public stockholders and that IPV, WLLY Merger Sub Corp. and the Company aided and abetted the directors’ breach of their fiduciary duties. The complaint sought, among other things, (1) injunctive relief enjoining IPV, its directors, WLLY Merger Sub Corp. and Aeva, Inc. and persons acting in concert with them from proceeding with, consummating or closing the Business Combination; (2) rescission of the consummation of the Business Combination if consummated or rescissory damages; (3) injunctive relief directing the defendants to disseminate a registration statement that does not omit material information or contain alleged untrue statements of material fact; (4) declaratory judgment that the individual defendants violated their fiduciary duties; (5) an award of plaintiff’s expenses and attorney’s fees; and (6) other equitable relief. This matter has been voluntarily dismissed against all parties.

On January 20, 2021, Michael Anello, an alleged stockholder of the Company, filed a lawsuit against the Company and its directors in the United States District Court for the Southern District of New York, captioned Anello v. InterPrivate Acquisition Corp., et al., Case No. 1:21-cv-00505. The complaint alleged that the Company’s directors authorized the filing of a materially incomplete and misleading registration statement on Form S-4 with the SEC in violation of Sections 14(a) and 20(a) of the Exchange Act and in breach of the directors’ duty of disclosure. The complaint alleged that the registration statement on Form S-4 contains materially incomplete and misleading information concerning, among other things, certain financial information and any conflicts of interest of the Company’s financial advisors. The complaint sought, among other things, (1) injunctive relief enjoining the Company, its directors and persons acting in concert with them from proceeding with the special meeting or consummating the Business Combination; (2) damages; (3) an award of plaintiff’s expenses and attorney’s and expert fees; and (4)other equitable relief. This matter has been voluntarily dismissed without prejudice against all parties.

Indemnifications

In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FASB ASC Guarantees, (Topic 460), except for standard indemnification provisions that are contained within many of the Company’s customer agreements and give rise only to disclosure requirements prescribed by Topic 460. Indemnification provisions contained within the Company’s customer agreements are generally consistent with those prevalent in the Company’s industry. The Company has not incurred any obligations under customer indemnification provisions and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification obligations.

Note 14. Segment Information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision-maker (“CODM”), consisting of the Company’s chief executive officer and the Company’s chief technology officer as a group, in deciding how to allocate resources and assess the Company’s financial and operational performance. In addition, the Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. As a result, the Company has determined that the Company’s business operates in a single operating segment. Since the Company operates as one operating segment, all required financial segment information can be found in the financial statements.

For the three months ended March 31, 2021, five customers accounted for 30%, 29%, 12%, 12%, and 11%, respectively, of the Company’s revenue. For the three months ended March 31, 2020, three customers accounted for 74%, 15%, and 10%, respectively, of the Company’s revenue.

Note 15. Subsequent Events

In preparing the audited financial statements, the Company has evaluated subsequent events through June 2, 2021, which is the date the audited financial statements were available for issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of Aeva’s results of operations and financial condition should be read in conjunction with the information set forth in the financial statements and the notes thereto included elsewhere in this Form 10-Q. This discussion may contain forward-looking statements based upon Aeva’s current expectations, estimates, and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Unless the context otherwise requires, all references in this section to “we,” “our,” “us” "the Company" or “Aeva” refer to the business of Aeva Technologies, Inc., a Delaware corporation, and its subsidiaries.

Overview

Our goal is to bring perception to all devices. Through our Frequency Modulated Continuous Wave (“FMCW”) sensing technology, we believe we are introducing the world’s first 4D LiDAR-on-chip that, along with our proprietary software applications, enables the adoption of LIDAR across broad applications. We believe that our solutions will allow for the wide-scale adoption of autonomous driving because they solve for the missing link of LiDAR sensing — high performance at affordable costs. Furthermore, we believe that our proprietary 4D LiDAR technology has the potential to create entirely new categories for perception across consumer electronics, consumer health, industrial robotics and security applications.

Founded in 2017 by former Apple engineers Soroush Salehian and Mina Rezk and led by a multidisciplinary team of engineers and operators experienced in the field of sensing and perception, Aeva’s mission is to bring the next wave of perception technology to broad applications from automated driving to consumer electronics, consumer health, industrial robotics and security. Our 4D LiDAR-on-chip combines silicon photonics technology that is proven in the telecom industry with precise instant velocity measurements and long-range performance at affordable costs for commercialization.

As a development stage company, we work closely with our customers on the development and commercialization of their automated driving vehicle programs and the utilization of our products in such programs. Our customers include some of the top automotive OEMs, mobility and technology companies, and we are currently working in close collaboration with our key customers toward the series production of vehicles with high levels of automated driving and autonomous driving capability. Thus far, our customers have purchased prototype products and engineering services from us for use in their research and development programs. We are expanding our manufacturing capacity through third-party manufacturers and arrangements with global Tier-1 suppliers to meet our customers’ anticipated demand for the production of our products.

Unlike legacy LiDAR, which relies on Time of Flight (“ToF”) technology and measures only depth and reflectivity, Aeva’s solution leverages a proprietary FMCW technology to measure velocity in addition to depth, reflectivity and inertial motion. The ability of Aeva’s solution to measure instant velocity for every pixel is a major advantage over ToF-based sensing solutions. Furthermore, Aeva’s technology is free from interference from other LiDAR or the beams and sunlight, and our core innovations within FMCW are designed to enable autonomous vehicles to see with significantly higher resolution at distances around 500m while consuming lower power compared to other available solutions. We believe that these factors make Aeva the first perception solutions provider to enable the broad adoption of automated driving.

As major automotive OEMs and leading mobility and technology companies look for comprehensive perception solutions to accelerate their autonomous driving programs into production, we believe Aeva is uniquely positioned to provide a superior solution to enable autonomous driving at scale. Furthermore, we believe the advantages of our 4D LiDAR-on-chip allow us to provide the first LiDAR solution that is fully integrated onto a chip with superior performance, low power, and affordable costs, with the potential to drive new categories of perception across consumer electronics, consumer health, industrial robotics and security markets.

Business Combination and Public Company Costs

As a result of the Business Combination and the other transactions contemplated in the BCA, WLLY Merger Sub Corp. merged with and into Aeva, Inc., with Aeva, Inc. continuing as the surviving entity as a wholly-owned subsidiary of IPV, under the new name Aeva Technologies, Inc.

The Business Combination was accounted for as a reverse recapitalization, in accordance with U.S. GAAP. Under this method of accounting, IPV was treated as the legal acquirer and accounting acquiree. Accordingly, the business combination was treated as the equivalent of Aeva, Inc, issuing stock for the net assets of IPV, accompanied by a recapitalization. The most significant change in the Company’s financial position and results of the business combination was an increase in cash of $512.8 million. Total non-recurring transaction costs incurred for this transaction were $48.0 million.

Upon the closing of the Business Combination, the Company trades under the ticker symbol “AEVA on the NYSE". We anticipate that we will need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

COVID-19 Impact

The coronavirus (COVID-19) pandemic has not adversely affected Aeva’s customers’ business operations and has not impacted Aeva’s sales in the first three months of 2021 and 2020. The extent of the impact of the coronavirus pandemic on Aeva’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on its customers, suppliers, and employees, all of which is uncertain at this time. Aeva expects the COVID-19 pandemic to adversely impact revenue and results of operations, but Aeva is unable to predict at this time the size and duration of this adverse impact. Aeva has seen some signs of positive effects for its long-term business prospects and partnerships as a result of the pandemic. Aeva is observing a larger trend of automakers shifting course in “make vs buy” decisions as it relates to autonomous solutions and software systems. As cash flows tighten, more automakers are looking to limit the potentially massive investments required to develop autonomous software and systems for which they do not necessarily have substantial expertise. As a result, several automakers are more open to and accepting of a model to incorporate full-stack hardware and software solutions from suppliers, which for autonomy is particularly relevant for Aeva. For more information on Aeva’s operations and risks related to health epidemics, including the COVID-19 pandemic, please see the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

Key Factors Affecting Aeva’s Operating Results

Aeva believes that its future performance and success depends to a substantial extent on its ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

Pricing, Product Cost and Margins. Our pricing and margins will depend on the volumes and the features as well as specific market applications of the solutions we provide to our customers. We have customers with technologies in various stages of development across different market segments. We anticipate that our prices will vary by market and application due to market-specific product and commercial requirements, supply and demand dynamics and product lifecycles.

Aeva believes it has the opportunity to establish high margin unit economics when operating at scale. Its future performance will depend on its ability to deliver on these economies of scale with lower product costs to enable widespread industry adoption. Aeva believes its business model is positioned for scalability due to the ability to leverage the same product platform across markets and customer base, relationships with leading foundries and contract manufacturers and use of proven manufacturing processes. Our customers will require that our perception solutions be manufactured and sold at per-unit prices that are affordable for our customers. Our ability to compete in key markets will depend on the success of our efforts to efficiently and reliably produce cost-effective perception solutions for our commercial-stage customers.

While Aeva expects to achieve and maintain high margins on its perception solutions, macroeconomics conditions in its industry, the emergence of competition in advanced assisted driving sensing and software technologies may negatively impact pricing, margins and market share. Although pricing pressure and lower margins are typically associated with commodity hardware products in the automotive industry, Aeva believes its unique technology provides a compelling value proposition for favorable margins and unit economics in the industry. Aeva expects its gross margin to increase as customers move from the development stage to commercialization and production due to the economies of scale achieved by its proprietary 4D LiDAR-on-a-chip technology. If Aeva does not generate the margins it expects upon commercialization of its perception solutions, Aeva may be required to raise additional debt or equity capital, which may not be available or may only be available on terms that are onerous to Aeva’s stockholders.

Commercialization of LiDAR-based Applications. While we believe that we are approaching the inflection point of adoption of LiDAR across applications and that Aeva is well-positioned to capture this opportunity, with our strong customer relationships in both automotive and non-automotive markets, we expect that our results of operations, including revenue and gross margins, will fluctuate on a quarterly basis for the foreseeable future as our customers continue to research and development projects and begin to commercialize autonomous solutions that rely on LiDAR technology. As more customers reach the commercialization phase and as the market for LiDAR solutions matures, these fluctuations in our operating results may become less pronounced.

Sales Volume. Each product program will have an expected range of sales volumes, depending on the end market demand for our customers’ products as well as market application. This can depend on several factors, including market penetration, product capabilities, size of the end market that the product addresses and our end customers’ ability to sell their products. In addition to end market demand, sales volumes also depend on whether our customer is in the development or production phase. In certain cases, we may provide volume discounts or strategic customer pricing on sales of our solutions, which may or may not be offset by lower manufacturing costs related to higher volumes which in turn could adversely impact our gross margins. Aeva’s ability to ultimately achieve profitability is dependent upon progression of existing relationships to production and our ability to meet required volumes and required cost targets. Delays of our current and future customers’ programs could result in Aeva being unable to achieve its revenue targets and profitability in the time frame it anticipates.

Basis of Presentation

Aeva currently conducts its business through one operating segment.

Components of Results of Operations

Revenue

Revenue consists of sales of perception solutions (sensing systems) and non-recurring engineering services.

Aeva is engaged in design, manufacturing and sale of LiDAR sensing systems and related perception and autonomy-enabling software solutions serving primarily original equipment manufacturers in the automotive market. Under the customer agreements, Aeva delivers a specified number of sensing systems at a fixed price under customary terms and conditions. The sensing systems units sold under these agreements are typically prototypes that are used by the customer for its research, development, evaluation, pilot, or testing purposes. Aeva also enters into non-recurring engineering service arrangements with its customers to customize Aeva’s perception solution to meet customer specific requirements. Revenue from such services is recognized as non-recurring engineering services.

Cost of revenue and gross profit

Cost of revenue principally includes direct material, direct labor and allocation of overhead associated with manufacturing operations, including inbound freight charges and depreciation expense. Cost of revenue also includes the direct cost and appropriate allocation of overhead involved in execution of non-recurring engineering services.

Aeva’s gross profit equals total revenue less total cost of revenue. Aeva’s cost of revenue is expected to increase as its revenue continues to grow as customers reach commercialization.

Operating expenses

Research and development

Aeva’s research and development efforts are focused on enhancing and developing additional functionality for its existing products and on new product development. Research and development expenses consist primarily of:

•
Personnel-related expenses, including salaries, benefits, and stock-based compensation expense, for personnel in Aeva’s research and engineering functions; and
•
Expenses related to materials, software licenses, supplies, and third-party services.

Aeva expenses research and development costs as incurred. Aeva expects its research and development costs to increase for the foreseeable future as it continues to invest in research and development activities to achieve its product roadmap.

General and administrative expenses

General and administrative expenses consist of personnel and personnel-related expenses, including stock-based compensation of Aeva’s executive, finance, and information systems functions, as well as legal and accounting fees for professional and contract services. Aeva expects its general and administrative expenses to increase for the foreseeable future as it scales headcount with the growth of its business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.

Selling and marketing expenses

Selling and marketing expenses consist of personnel and personnel-related expenses, including stock-based compensation of Aeva’s business development team as well as advertising and marketing expenses. These include the cost of trade shows, promotional materials, public relations, an allocated portion of facilities and depreciation. Aeva expects to increase its sales and marketing activities, expand customer relationships and increase market share. Aeva also expects that its sales and marketing expenses will increase over time as it continues to hire additional personnel to scale its business.

Interest income and Interest expense

Interest income consists primarily of income earned on Aeva’s cash equivalents and investments in marketable securities. These amounts will vary based on Aeva’s cash, cash equivalents and marketable securities balance, and also with market rates.

Other income and expense

Other income and expense primarily consist of foreign currency conversion gains and losses, and bank fees.

Results of Operations

Comparison of the Three Months Ended March 31, 2021, and 2020

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this quarterly statement. The following table sets forth Aeva’s results of operations data for the periods presented:

	Three Months Ended March 31,
	2021	2020	Change $	Change %
	(in thousands, except percentages)
Revenue:
Product revenue	$308	$527	$(219)	(42)%
Cost of revenue:
Cost of product revenue	180	277	(97)	(35)%
Gross profit	128	250	(122)	(49)%
Operating expenses:
Research and development	11,379	5,309	6,070	114%
General and administrative expenses	8,217	1,304	6,913	530%
Selling and marketing expenses	659	634	25	4%
Total operating expenses	20,255	7,247	13,008	179%
Loss from operations	(20,127)	(6,997)	(13,130)	188%
Interest income	3	162	(159)	(98)%
Other income (expense), net	666	(17)	683	(4018)%
Net loss before taxes	(19,458)	(6,852)	(12,606)	184%
Income tax provision	—	—	—	0%
Net loss	$(19,458)	$(6,852)	$(12,606)	184%

Revenue

Revenue decreased by $0.2 million, or 42%, to $0.3 million for the three months ended March 31, 2021, from $0.5 million in the three months ended March 31, 2020. The decrease was primarily due to $0.4 million of non-recurring engineering services revenue recognized during the three months ended March 31, 2020, partially offset by an increase in revenue from the sale of prototypes during the three months ended March 31, 2021.

Cost of revenue and gross profit

Cost of revenue decreased marginally by $0.1 million, or 35%, to $0.2 million for the three months ended March 31, 2021, from $0.3 million in the three months ended March 31, 2020. The decrease in the cost of revenue is in line with the decrease in revenue during the quarter.

Gross profit as a percentage of revenue also decreased to 42% for the three months ended March 31, 2021, from 47% in the three months ended March 31, 2020, primarily due to a higher margin on non-recurring engineering services recognized during the three months ended March 31, 2020.

Operating expenses

Research and development

Total research and development expenses increased by $6.1 million, or 114%, to $11.4 million for the three months ended March 31, 2021, from $5.3 million for the three months ended March 31, 2020. Research and development expenses increased primarily due to an increase in employee costs as Aeva continued expansion in R&D to develop its products. Payroll cost increased by $3.2 million, materials expenses increased by $1.6 million and stock-based compensation expense increased by $1.3 million.

General and administrative

Total general and administrative expenses increased by $6.9 million, or 530%, to $8.2 million for the three months ended March 31, 2021, from $1.3 million for the three months ended March 31, 2020. General and administrative expenses increased primarily due to an increase in employee costs. Payroll expense increased by $2.6 million, professional fees increased by $1.4 million, stock-based compensation expense increased by $2.4 million, increase in insurance expense by $0.4 million and increase in other equipment costs by $0.1 million.

Selling and marketing

The selling and marketing expenses remained the same during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

Interest income

Interest income decreased by $0.2 million primarily due to a decrease in the interest rate on money market funds during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

Other income (expense), net

Other income (expense), net was $0.7 million for the three months ended March 31, 2021, primarily due to a change in the fair value of Private Placement warrant liability which was recorded as other income.

Liquidity and Capital Resources

Sources of Liquidity

Aeva’s capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support R&D efforts, investments in information technology systems, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. As of March 31, 2021, Aeva had cash and cash equivalents and marketable securities totaling $522.9 million. Prior to the Business Combination, Aeva’s principal sources of liquidity have been proceeds received from the issuance of private equity.

Until Aeva can generate sufficient revenue from its sales of sensors and software to cover operating expenses, working capital and capital expenditures, Aeva expects the funds raised in the Business Combination, including the funds from PIPE financing, to fund its cash needs. Any additional equity securities issued may provide for rights, preferences or privileges senior to those of holders of the Company’s common stock. If Aeva raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of common stockholders. The terms of debt securities or borrowings could impose significant restrictions on Aeva’s operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty and other risks detailed in Part II, Item 1A titled "Risk Factors" that could impact the availability and cost of equity and debt financing.

Aeva has incurred negative cash flows from operating activities and losses from operations in the past as reflected in its accumulated deficit of $80.5 million as of March 31, 2021. Aeva expects to continue to incur operating losses due to continued investments that it intends to make in its business, including development of products. Aeva believes that existing cash and cash equivalent and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(14,797)	$(5,713)
Cash used in investing activities	(54,170)	(241)
Cash provided by financing activities	513,747	5
Net increase (decrease) in cash and cash equivalents	$444,781	$(5,949)

Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities was $14.8 million. The primary factors affecting Aeva’s operating cash flows during this period were its net loss of $19.5 million, offset by non-cash expenses of stock-based compensation of $4.5 million, a $0.7 million change in fair value of warrant liabilities, depreciation expense of $0.2 million, and right of use amortization of $0.2 million. Changes in operating assets in liabilities were $0.4 million driven by a decrease in accounts payable and accrued liabilities.

Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities was $54.2 million, attributable to the purchase of available-for-sale securities of $53.5 million and purchase of property and equipment of $0.7 million.

Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities was $513.7 million, attributable to net proceeds of $513.5 million from the Business Combination and PIPE financing and proceeds of $0.2 million from stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of March 31, 2021, and the years in which these obligations are due:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Contractual obligations:
Operating lease obligations	$6,906	$1,083	$3,211	$2,228	$384
	$6,906	$1,083	$3,211	$2,228	$384

Off-Balance Sheet Arrangements

As of March 31, 2021, Aeva has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Aeva prepares its financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts Aeva reports as assets, liabilities, revenue, costs and expenses and the related disclosures. Aeva bases its estimates on historical experience and other assumptions that it believes are reasonable under the circumstances. Aeva’s actual results could differ significantly from these estimates under different assumptions and conditions. Aeva believes that the accounting policies discussed below are critical to understanding its historical and future performance as these policies involve a greater degree of judgment and complexity.

Stock-Based Compensation

Aeva recognizes the cost of stock-based awards granted to its employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. Aeva elected to recognize the effect of forfeitures in the period they occur. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date. The fair value of each stock option grant was determined by the Company using the Black-Scholes option-pricing model, which is impacted by the following assumptions:

•
Expected Term — Aeva uses the option’s expected term.
•
Expected Volatility — The volatility is based on a benchmark of comparable companies within the automotive and energy storage industries.
•
Expected Dividend Yield — The dividend rate used is zero as Aeva has never paid any cash dividends on its common stock and does not anticipate doing so in the foreseeable future.
•
Risk-Free Interest Rate — The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

The grant date fair value of Aeva common stock was determined using valuation methodologies that utilize certain assumptions, including probability weighting of events, volatility, time to liquidation, a risk-free interest rate, and an assumption for a discount for lack of marketability (Level 3 inputs).

Revenue

Aeva adopted the requirements of the new revenue recognition standard, known as Topic 606, effective January 1, 2017, utilizing the full retrospective method of transition. Revenue from product sales is recognized upon transfer of control of promised products. Revenue is recognized in an amount that reflects the consideration that Aeva expects to receive in exchange for those products and services. Product sales to certain customers may require customer acceptance, in which case revenue recognition is deferred until acceptance takes place. For service projects, revenue is recognized as services are performed and amounts are earned in accordance with the terms of a contract at estimated collectible amounts.

For certain custom products that require engineering and development based on customer requirements, Aeva recognizes revenue over time using an input that faithfully depicts transfer of control of the goods or services to the customer. Amounts billed to customers for shipping and handling are included in revenue. Some of Aeva’s arrangements provide software embedded in hardware which is typically recognized at the time of transfer of control of either the underlying hardware or at the time when the licensing rights are provided. Promises to update Aeva’s software represent immaterial promises in contracts with customers. Taxes collected from customers and remitted to governmental authorities are excluded from revenue.

Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

Recent Accounting Pronouncements

See Note 1 to Aeva’s financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

Aeva has not, to date, been exposed to material market risks given its early stage of operations. Upon commencing commercial operations, Aeva expects to be exposed to foreign currency translation and transaction risks and potentially other market risks, including those related to interest rates or valuation of financial instruments, among others.

Interest rate risk

Our cash and cash equivalents and marketable securities as of March 31, 2021, consisted of $522.9 million in bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash, cash equivalents, and marketable securities.

Foreign Currency Exchange Risk

There was no material foreign currency risk for the three months ended March 31, 2021.

Item 4. Controls and Procedures.

Previously Reported Material Weakness in Internal Control

As previously reported, IPV identified a material weakness in the operation of the IPV’s internal control over financial reporting related to accounting for the IPV’s private placement warrants related to the Business Combination. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management’s evaluation, the Audit Committee of our Board of Directors (the “Audit Committee”), in consultation with management, concluded that the Company’s private placement warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40. As a result, the Company should have classified the private placement warrants as derivative liabilities measured at their estimated fair values at the end of each reporting period and recognized changes in the estimated fair value of the derivative instruments in the Company’s operating results for the current period.

In addition, in connection with Aeva, Inc.’s financial statement close process for the years ended December 31, 2019, and 2020, a material weakness was identified in the design and operating effectiveness of its internal control over financial reporting. The material weakness identified resulted from a lack of necessary business processes, internal controls, and adequate number of qualified personnel within its accounting function who possessed an appropriate level of expertise to effectively and timely identify, select and apply GAAP sufficiently to provide reasonable assurance that transactions were appropriately recorded. This also resulted in Aeva not having adequate risk assessment and design of internal control activities surrounding Aeva’s financial close and reporting process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

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

While these actions, and others, are subject to ongoing management evaluation, including the validation and testing of internal controls over a sustained period of financial reporting cycles, we are committed to remediating internal controls deficiencies as they are identified and committed to the continuous improvement of our overall controls environment.

Evaluation of disclosure controls and procedures

In connection with the restatement, management reassessed the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. As a result of that reassessment, and in light of the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective due to insufficient risk assessment of the underlying accounting for certain financial instruments resulting in the Company’s restatement of its financial statements.

In addition, our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses indicated above, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in actions, claims, suits and other proceedings in the ordinary course of business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. When it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated, the Company records a liability for such loss contingencies. The Company’s estimates regarding potential losses and materiality are based on the Company’s judgment and assessment of the claims utilizing currently available information. Although the Company will continue to reassess its reserves and estimates based on future developments, the Company’s objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from the Company’s current estimates.

On December 23, 2020, an alleged stockholder of IPV, filed a lawsuit against IPV, its directors, WLLY Merger Sub Corp. and Aeva, Inc. in the Supreme Court of the State of New York, captioned Quarles v. InterPrivate Acquisition Corp. The complaint alleged that IPV’s directors caused materially misleading and incomplete information to be disseminated to IPV’s public stockholders and that IPV , WLLY Merger Sub Corp. and Aeva, Inc. aided and abetted the directors’ breach of their fiduciary duties. The complaint seeks, among other things, (1) injunctive relief enjoining IPV, its directors, WLLY Merger Sub Corp. and Aeva, Inc. and persons acting in concert with them from proceeding with, consummating or closing the Business Combination; (2) rescission of the consummation of the Business Combination if consummated or rescissory damages; (3) injunctive relief directing the defendants to disseminate a registration statement that does not omit material information or contain alleged untrue statements of material fact; (4) declaratory judgment that the individual defendants violated their fiduciary duties; (5) an award of plaintiff’s expenses and attorney’s fees; and (6) other equitable relief. This matter has been voluntarily dismissed against all parties.

On January 20, 2021, Michael Anello, an alleged stockholder of the Company, filed a lawsuit against the Company and its directors in the United States District Court for the Southern District of New York, captioned Anello v. InterPrivate Acquisition Corp., etal., Case No. 1:21-cv-00505. The complaint alleged that the Company’s directors authorized the filing of a materially incomplete and misleading registration statement on Form S-4 with the SEC in violation of Sections 14(a) and 20(a) of the Exchange Act and in breach of the directors’ duty of disclosure. The complaint alleged that the registration statement on Form S-4 contains materially incomplete and misleading information concerning, among other things, certain financial information and any conflicts of interest of the Company’s financial advisors. The complaint sought, among other things, (1) injunctive relief enjoining the Company, its directors and persons acting in concert with them from proceeding with the special meeting or consummating the Business Combination; (2) damages; (3) an award of plaintiff’s expenses and attorney’s and expert fees; and (4)other equitable relief. This matter has been voluntarily dismissed without prejudice against all parties.

Item 1A. Risk Factors.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factors, which could materially affect our business, financial condition or results of operations in future periods. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Risks Related to Aeva’s Business and Industry

Aeva is an early stage company, with a history of losses, and has only sold or otherwise provided prototypes and non-recurring engineering services to customers for the purpose of R&D and testing of such customers’ development programs. If such programs are not fully developed and commercialized, or if such programs experience significant delays, Aeva’s business, financial condition and results of operations will be materially adversely affected and Aeva may never achieve or sustain profitability.

Aeva has incurred net losses on an annual basis since its inception. Aeva incurred a net loss of $19.5 million for the three months ended March 31, 2021 and net loss of $25.6 million for the year ended December 31, 2020, respectively. Aeva has only sold or otherwise provided prototypes and non-recurring engineering services and believes that it will continue to incur operating and net losses each quarter until at least the time it begins commercial deliveries of its products, which are not expected to begin until 2024 and may occur later or not at all. Even if Aeva is able to successfully develop and sell its products, there can be no assurance that they will be commercially successful. Aeva’s potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of its products, which may not occur. Because Aeva will incur the costs and expenses of developing and commercializing its products before it receives any significant revenues with respect thereto, Aeva’s losses in future periods may be significant. Aeva may never achieve or sustain profitability.

Aeva expects the rate at which it will incur losses to be significantly higher in future periods as Aeva:

•
utilizes third-party partners for design, testing and commercialization;
•
expands its design, development and servicing capabilities;
•
expenses related to maintaining increasing levels of inventory; and
•
increases its sales and marketing activities and develops its distribution infrastructures.

Aeva has only sold or otherwise provided prototypes and non-recurring engineering services to customers for the purpose of R&D and testing such customers’ development programs. If such programs are not fully developed and commercialized, or if such programs experience delays, cancellations or reductions, Aeva’s business, financial condition and results of operations will be materially adversely affected.

Aeva’s success in developing and commercializing its products depends in large part on its customers’ success in developing and commercializing their own products that utilize Aeva’s products and services. There can be no guarantee that Aeva’s customers will be able to fully develop and commercialize products that utilize Aeva’s products or that such customers will continue to utilize Aeva’s products. Such customers’ development programs may not ever be developed and commercialized or such programs may be delayed. If such customers’ development programs are not fully developed and commercialized, experience delays or otherwise do not incorporate Aeva’s products, Aeva’s business, financial condition and results of operations will be materially adversely affected.

If Aeva and its collaborators are unable to successfully develop and commercialize Aeva’s products or services, or experience significant delays in doing so, Aeva’s business, financial condition and results of operations will be materially adversely affected.

Aeva’s growth depends on successfully developing and commercializing its products and services. Aeva currently provides prototypes and non-recurring engineering services to customers for purposes of R&D and has not yet commercialized its products or services. Aeva may not be able to develop and commercialize its products or may be delayed in doing so. In addition, the successful commercialization of Aeva’s products depends in part on Aeva’s collaborators successfully developing and commercializing their own development programs, and such programs may not ultimately be developed or commercialized.

Aeva’s limited operating history makes it difficult to evaluate its future prospects and the risks and challenges it may encounter.

Aeva began operations in 2017 and has not yet fully developed and commercialized any of its products. This relatively limited operating history makes it difficult to evaluate Aeva’s future prospects and the risks and challenges it may encounter. Risks and challenges Aeva has faced or expects to face include its ability to:

•
develop and commercialize its products;
•
produce and deliver products of acceptable performance;
•
forecast its revenue and budget for and manage its expenses;
•
attract new customers and retain and expand existing commercial relationships;
•
develop and protect intellectual property;
•
comply with existing and new or modified laws and regulations applicable to its business;
•
plan for and manage capital expenditures for its current and future products, and manage its supply chain and supplier relationships related to its current and future products;
•
anticipate and respond to macroeconomic changes and changes in the markets in which it operates;
•
maintain and enhance the value of its reputation and brand;
•
effectively manage its growth and business operations, including the impacts of the COVID-19 pandemic on its business; and
•
hire, integrate and retain talented people at all levels of its organization.

If Aeva fails to address the risks and difficulties that it faces, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, its business, financial condition and results of operations could be adversely affected. Further, because Aeva has limited historical financial data and operates in a rapidly evolving market, any predictions about its future revenue and expenses may not be as accurate as they would be if it had a longer operating history or operated in a more predictable market. Aeva has encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If Aeva’s assumptions regarding these risks and uncertainties, which it uses to plan and operate its business, are incorrect or change, or if it does not address these risks successfully, its results of operations could differ materially from its expectations and its business, financial condition and results of operations could be adversely affected.

Aeva’s forecasts are based upon assumptions, analyses and internal estimates developed by Aeva’s management. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, Aeva’s actual operating results may differ materially from those forecasted.

Aeva’s forecasts are subject to significant uncertainty and are based on assumptions, analyses and internal estimates developed by Aeva’s management, any or all of which may not prove to be correct or accurate. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, Aeva’s actual operating results may differ materially from those forecasted.

The forecasts include forecasts and estimates relating to the expected size and growth of the markets for which Aeva operates or seeks to enter. Such markets may not develop or grow, or may develop and grow at a lower rate than expected, and even if these markets experience the forecasted growth described herein, Aeva may not grow its business at similar rates, or at all. Aeva’s future growth is subject to many factors, including, among others, its ability to develop and commercialize its products and the market’s adoption of its products, both of which are subject to risks and uncertainties, many of which are beyond Aeva’s control. Accordingly, the forecasts and estimates of market size and growth described herein should not be taken as indicative of Aeva’s future growth. In addition, these forecasts do not take into account the impact of the current global COVID-19 pandemic, and Aeva cannot assure you that these forecasts will not be materially and adversely affected as a result of the COVID-19 pandemic.

Aeva continues to implement strategic initiatives designed to grow its business. These initiatives may prove more costly than Aeva currently anticipates and Aeva may not succeed in increasing its revenue in an amount sufficient to offset the costs of these initiatives and to achieve and maintain profitability. Aeva’s ability to effectively manage its anticipated growth and expansion of its operations will also require Aeva to enhance its operational, financial and management controls and infrastructure, human resources policies and reporting systems. These enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources.

Aeva continues to make investments and implement initiatives designed to grow its business, including:

•
partnering with customers and potential customers to develop and commercialize Aeva’s products
•
investing in R&D;
•
developing a highly skilled workforce;
•
expanding its sales and marketing efforts to attract new customers;
•
investing in new applications and markets for its products;
•
partnering with third-parties to develop manufacturing processes; and
•
investing in legal, accounting, and other administrative functions necessary to support its operations as a public company.

These initiatives may prove more expensive than Aeva currently anticipates, and Aeva may not succeed in increasing its revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. The market opportunities Aeva is pursuing are at an early stage of development, and it may be many years before the end markets Aeva expects to serve generate demand for its products at scale, if at all. Aeva’s revenue may be adversely affected for a number of reasons, including the development and/or market acceptance of new technology that competes with its products, failure of Aeva’s customers to develop and commercialize the programs that include Aeva’s products or technology, Aeva’s inability to effectively manage its inventory or manufacture products at scale, Aeva’s inability to enter new markets or help its customers adapt its products for new applications or Aeva’s failure to attract new customers or expand orders from existing customers or increasing competition. Furthermore, it is difficult to predict the size and growth rate of Aeva’s target markets, customer demand for its products, commercialization timelines, developments in autonomous sensing and related technology, the entry of competitive products, or the success of existing competitive products and services. For these reasons, Aeva does not expect to achieve profitability over the near term. If Aeva’s revenue does not grow over the long term, its ability to achieve and maintain profitability will be adversely affected, and the value of its business may significantly decrease.

Aeva’s ability to effectively manage its anticipated growth and expansion of operations will also require it to enhance its operational, financial and management controls and infrastructure, human resources policies and reporting systems. These enhancements and improvements will require significant capital expenditures, investments in additional headcount and other operating expenditures and allocation of valuable management and employee resources. Aeva’s future financial performance and ability to execute on its business plan will depend, in part, on its ability to effectively manage any future growth and expansion. There are no guarantees Aeva will be able to do so in an efficient or timely manner, or at all.

If Aeva’s products are not selected for inclusion in development programs, including development programs for assisted driving systems (“ADAS”) or autonomous driving systems (“AD”), or are not adopted by automotive OEMs, automotive tier 1 companies, mobility or technology companies or their respective suppliers, Aeva’s business will be materially and adversely affected.

Aeva is currently developing products for use in its customers’ development programs, which are in varying stages of development. In many cases, Aeva’s customers and their suppliers are designing and developing these programs and the related technology over several years. Many of these programs, including development programs for ADAS, automotive OEMs, automotive tier 1 companies, mobility or technology companies or their respective suppliers, require extensive testing or qualification processes prior to the customer placing orders for large quantities of products such as Aeva’s products, because such products will function as part of a larger system or platform and must meet certain other specifications. Aeva spends significant time and resources to have its products selected for these programs, which is known as a “design win.” In the case of AD and ADAS technology, a design win may mean Aeva’s product has been selected for use in a particular vehicle model. If Aeva does not achieve a design win with respect to a particular vehicle model, it may not have an opportunity to supply its products to the automotive OEM for that vehicle model for a period of many years. In many cases, this period can be as long as five to seven or more years. If Aeva fails to win a significant number of vehicle models from one or more automotive OEMs or their suppliers, its business, results of operations and financial condition will be materially and adversely affected. If Aeva’s products are not selected for a particular program or if Aeva’s products are not successful in such program, it is unlikely that its product will be deployed in other programs of that customer.

If Aeva’s products are not selected for inclusion by consumer electronics or consumer health device manufacturers or suppliers to industrial and security applications, its business will be materially and adversely affected.

In addition to developing products to be used in the automotive industry, Aeva is targeting the deployment of its products in the consumer electronics, consumer health device and industrial and security industries. Aeva's forecasts contained herein assume that Aeva will successfully commercialize its products in these industry segments, in addition to the automotive industry, and such successful market penetration represents a significant contribution to Aeva’s forecasted results. As a result, if Aeva’s products are not selected for inclusion by consumer electronics or consumer health device manufacturers or suppliers to industrial and security applications, Aeva’s business will be materially and adversely affected and Aeva’s actual results may differ materially from its forecasts.

Aeva relies on third-party suppliers. Because some of the raw materials and key components in its products come from limited or single source suppliers, Aeva is susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt its supply chain and could delay deliveries of its products to customers, which could adversely affect Aeva’s business, results of operations and financial condition.

Some of the components that go into the manufacture of Aeva’s products are sourced from third-party suppliers. To date, Aeva has produced its products in relatively limited quantities for use in development programs. Although Aeva does not have any experience in managing its supply chain to manufacture and deliver its products at scale, its future success will depend on its ability to manage its supply chain to manufacture and deliver its products at scale. Some of the key components used to manufacture Aeva’s products come from limited or single-source suppliers. Aeva is therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that its suppliers discontinue or modify components used in its products. Aeva has a global supply chain and the COVID-19 pandemic and other health epidemics and outbreaks may adversely affect its ability to source components in a timely or cost-effective manner from its third-party suppliers due to, among other things, work stoppages or interruptions. For example, Aeva’s products depend on external semiconductor foundries. Any disruptions to those foundries could materially adversely affect Aeva’s ability to manufacture its products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Aeva has in the past experienced and may in the future experience component shortages and price fluctuations of certain key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption or material pricing change from suppliers of these components, Aeva may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and Aeva may not be able to source these components on terms that are acceptable to it, or at all, which may undermine Aeva’s ability to meet its requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect Aeva’s ability to meet its scheduled product deliveries to its customers. This could adversely affect Aeva’s relationships with its customers and channel partners and could cause delays in shipment of its products and adversely affect its operating results. In addition, increased component costs could result in lower gross margins. Even where Aeva is able to pass increased component costs along to its customers, there may be a lapse of time before it is able to do so such that Aeva must absorb the increased cost. If Aeva is unable to buy these components in quantities sufficient to meet its requirements on a timely basis, it will not be able to deliver products to its customers, which may result in such customers using competitive products instead of Aeva’s.

Continued pricing pressures, automotive OEM cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs may result in lower than anticipated margins, or losses, which may adversely affect Aeva’s business.

Cost-cutting initiatives adopted by Aeva’s customers often result in increased downward pressure on pricing. Aeva expects that its agreements with automotive OEMs may require step-downs in pricing over the term of the agreement or, if commercialized, over the period of production. In addition, Aeva’s automotive OEM customers often reserve the right to terminate their supply contracts for convenience, which enhances their ability to obtain price reductions. Automotive OEMs also possess significant leverage over their suppliers, including Aeva, because the automotive component supply industry is highly competitive, serves a limited number of customers and has a high fixed cost base.

Accordingly, Aeva expects to be subject to substantial continuing pressure from automotive OEMs and Tier 1 suppliers to reduce the price of its products. It is possible that pricing pressures beyond Aeva’s expectations could intensify as automotive OEMs pursue restructuring, consolidation and cost-cutting initiatives. If Aeva is unable to generate sufficient production cost savings in the future to offset price reductions, its gross margin and profitability would be adversely affected.

Aeva expects to incur substantial R&D costs and devote significant resources to identifying and commercializing new products, which could significantly reduce its profitability or increase its losses and may never result in revenue to Aeva.

Aeva’s future growth depends on developing its products, penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. Aeva plans to incur substantial, and potentially increasing, R&D costs as part of its efforts to design, develop, manufacture and commercialize new products and enhance existing products. Aeva’s R&D expenses were $5.3 million, and $11.4 million during 2020 and the three months ended March 31, 2021, respectively, and are likely to grow in the future. Because Aeva accounts for R&D as an operating expense, these expenditures will adversely affect its results of operations in the future. Further, Aeva’s R&D program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.

Market adoption of LiDAR, including Aeva’s 4D LiDAR technology, is uncertain. If market adoption of LiDAR, including Aeva’s 4D LiDAR technology, does not continue to develop, or develops more slowly than Aeva expects, its business will be adversely affected.

While Aeva’s 4D LiDAR technology can be applied to different use cases across end markets, a significant portion of its revenue is primarily generated from the development of automotive applications. Despite the fact that the automotive industry has engaged in considerable effort to research and test its LiDAR products, including Aeva’s 4D LiDAR technology, for ADAS and autonomous driving applications, the automotive industry may not introduce LiDAR products in commercially available vehicles. Aeva continually studies emerging and competing sensing technologies and methodologies and it may add new sensing technologies. However, LiDAR products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technology, including a combination of technology, will achieve acceptance or leadership in the ADAS and autonomous driving industries. Even if LiDAR products are used in initial generations of autonomous driving technology and certain ADAS products, Aeva cannot guarantee that LiDAR products will be designed into or included in subsequent generations of such commercialized technology. In addition, Aeva expects that initial generations of autonomous vehicles will be focused on limited applications, such as robo-taxis, and that mass market adoption of autonomous technology may lag behind these initial applications significantly. The speed of market growth for ADAS or autonomous vehicles is difficult if not impossible to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the COVID-19 pandemic. In addition, Aeva expects competition among providers of sensing technology based on LiDAR and other modalities to increase substantially. If commercialization of LiDAR products is not successful, or not as successful as Aeva or the market expects, or if other sensing modalities gain acceptance by market participants, regulators, safety organizations or other market participants, Aeva’s business, results of operations and financial condition will be materially and adversely affected.

Aeva is investing in and pursuing market opportunities outside of the automotive markets, including in the technology, consumer electronics and consumer health device industries. Aeva believes that its future revenue growth, if any, will depend in part on its ability to expand within new markets such as these and to enter new markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires Aeva to address the particular requirements of that market.

Addressing these requirements can be time-consuming and costly. The market for LiDAR technology outside of automotive applications is relatively new, rapidly developing and unproven in many markets or industries. Many of Aeva’s customers outside of the automotive industry are still in the testing and development phases and it cannot be certain that they will commercialize products or systems with Aeva’s 4D LiDAR technology or at all. Aeva cannot be certain that LiDAR will be sold into these markets, or any market outside of automotive market, at scale. Adoption of LiDAR products, including Aeva’s products, outside of the automotive industry will depend on numerous factors, including whether the technological capabilities of LiDAR and LiDAR-based products meet users’ current or anticipated needs, whether the benefits of designing LiDAR into larger sensing systems outweigh the costs, complexity and time needed to deploy such technology or replace or modify existing systems that may have used other modalities such as cameras and radar, whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by LiDAR technology and whether LiDAR developers such as Aeva can keep pace with rapid technological change in certain developing markets and the global response to the COVID-19 pandemic and the length of any associated work stoppages. If LiDAR technology does not achieve commercial success outside of the automotive industry, or if the market develops at a pace slower than Aeva expects, its business, results of operation and financial condition will be materially and adversely affected.

Aeva may experience difficulties in managing its growth and expanding its operations.

Aeva expects to experience significant growth in the scope and nature of its operations. Aeva’s ability to manage its operations and future growth will require Aeva to continue to improve its operational, financial and management controls, compliance programs and reporting systems. Aeva is currently in the process of strengthening its compliance programs, including its compliance programs related to export controls, privacy and cybersecurity and anti-corruption. Aeva may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on its business, reputation and financial results.

Aeva has only sold or otherwise provided prototypes and non-recurring engineering services to customers for the purpose of R&D and testing of such customers’ development programs, and Aeva expects to continue to do so as it seeks to develop and commercialize its products. As a result, Aeva expects its results of operations to fluctuate on a quarterly and annual basis, which could cause the stock price of the Company to fluctuate or decline.

Aeva’s quarterly results of operations have fluctuated in the past and may vary significantly in the future. As such, historical comparisons of its operating results may not be relevant, meaningful or indicative of future results. In particular, because Aeva’s sales to date have primarily been of prototypes and non-recurring engineering services to customers for the purpose of R&D and testing of such customers’ development programs, sales in any given quarter can fluctuate based on the timing and success of its customers’ development projects. Accordingly, the results of anyone quarter should not be relied upon as an indication of future performance. Aeva’s quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of its control and may not fully reflect the underlying performance of Aeva’s business. These fluctuations could adversely affect Aeva’s ability to meet its expectations or those of securities analysts, ratings agencies or investors. If Aeva does not meet these expectations for any period, the value of its business and its securities could decline significantly. Factors that may cause these quarterly fluctuations to include, without limitation, those listed below:

•
the timing and magnitude of orders and shipments of Aeva’s products in any quarter;
•
the timing and magnitude of sales returns and warranty claims of Aeva’s products in any quarter;
•
the timing and magnitude of non-recurring engineering services revenue in any quarter;
•
pricing changes Aeva may adopt to drive market adoption or in response to competitive pressure;
•
Aeva’s ability to retain its existing customers and attract new customers;
•
Aeva’s ability to develop, introduce, manufacture and ship in a timely manner products that meet customer requirements;
•
disruptions in Aeva’s sales channels or termination of its relationship with important channel partners;
•
delays in customers’ purchasing cycles or deferments of customers’ purchases in anticipation of new products or updates from Aeva or its competitors;

•
fluctuations in demand pressures for Aeva’s products;
•
the mix of products and services sold in any quarter;
•
the duration of the global COVID-19 pandemic and the time it takes for economic recovery;
•
the timing and rate of broader market adoption of autonomous systems utilizing Aeva’s products or technology across the automotive and other market sectors;
•
market acceptance of LiDAR and further technological advancements by Aeva’s competitors and other market participants;
•
the ability of Aeva’s customers to commercialize systems that incorporate its products;
•
any change in the competitive dynamics of Aeva’s markets, including consolidation of competitors, regulatory developments and new market entrants;
•
Aeva’s ability to effectively manage its inventory;
•
changes in the source, cost, availability of and regulations pertaining to materials Aeva uses;
•
adverse litigation, judgments, settlements or other litigation-related costs, or claims that may give rise to such costs; and
•
general economic, industry and market conditions, including trade disputes.

Aeva’s transition to an outsourced manufacturing business model may not be successful, which could harm its ability to deliver products and recognize revenue.

Aeva is in the initial stages of transitioning from a manufacturing model in which it sources components from third-parties and assembles its final products at its San Francisco Bay Area location, to one where it relies exclusively on third-party manufacturers in foreign and domestic locations for both the manufacturing and assembly of its products. Aeva believes the use of third-party manufacturers in this manner will have benefits, but in the near term, while it begins working with new counterparties, Aeva may lose revenue, incur increased costs and potentially harm its customer relationships.

Reliance on third-party manufacturers reduces Aeva’s control over the production process, including reduced control over quality, product costs and product supply and timing. Aeva may experience delays in shipments or issues concerning product quality from its third-party manufacturers. If any of Aeva’s third-party manufacturers experience interruptions, delays or disruptions in supplying its products, including by natural disasters, the global COVID-19 pandemic, other health epidemics and outbreaks, or work stoppages or capacity constraints, Aeva’s ability to ship products to distributors and customers would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which Aeva relies, thereby increasing the risk of disruption of supplies necessary to fulfill Aeva’s production requirements and meet customer demands. Additionally, if any of Aeva’s third-party manufacturers experience quality control problems in their manufacturing operations and Aeva’s products do not meet customer or regulatory requirements, it could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on Aeva’s ability to fulfill orders and could have a negative effect on its operating results. In addition, such delays or issues with product quality could adversely affect Aeva’s reputation and its relationship with its channel partners. If third-party manufacturers experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture Aeva’s products in required volumes or at all, Aeva’s supply may be disrupted, it may be required to seek alternate manufacturers and it may be required to re-design its products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers and designs, and such changes could cause significant interruptions in supply and could have an adverse effect on Aeva’s ability to meet its scheduled product deliveries and may subsequently lead to the loss of sales. While Aeva takes measures to protect its trade secrets, the use of third-party manufacturers may also risk disclosure of its innovative and proprietary manufacturing methodologies, which could adversely affect Aeva’s business.

Aeva’s outsourced manufacturing business model may not be successful. Aeva depends on manufacturing counterparties, including automotive tier 1 companies, to manufacture, assemble and test its products. If Aeva’s manufacturing counterparties are not able to perform their obligations at a sufficiently high standard or in a timely manner, Aeva’s ability to deliver products and recognize revenue may be harmed and its business could be adversely affected.

Aeva relies on third-party manufacturers. In the near term, while Aeva is beginning manufacturing with new counterparties, Aeva may lose revenue, incur increased costs and potentially harm its customer relationships.

Reliance on third-party manufacturers reduces Aeva’s control over the manufacturing process, including reduced control over quality, product costs and product supply and timing. Aeva may experience delays in shipments or issues concerning product quality from its third-party manufacturers. If any of Aeva’s third-party manufacturers experience interruptions, delays or disruptions in supplying its products, including by natural disasters, the global COVID-19 pandemic, other health epidemics and outbreaks, or work stoppages or capacity constraints, Aeva’s ability to ship products to distributors and customers would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which Aeva relies, thereby increasing the risk of disruption of supplies necessary to fulfill Aeva’s production requirements and meet customer demands. Additionally, if any of Aeva’s third-party manufacturers experience quality control problems in their manufacturing operations and Aeva’s products do not meet customer or regulatory requirements, it could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on Aeva’s ability to fulfill orders and could have a negative effect on its operating results. In addition, such delays or issues with product quality could adversely affect Aeva’s reputation and its relationship with its channel partners. If third-party manufacturers experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture Aeva’s products in required volumes or at all, Aeva’s supply may be disrupted, it may be required to seek alternate manufacturers and it may be required to re-design its products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers and designs, and such changes could cause significant interruptions in supply and could have an adverse effect on Aeva’s ability to meet its scheduled product deliveries and may subsequently lead to the loss of sales. While Aeva takes measures to protect its trade secrets, the use of third-party manufacturers may also risk disclosure of its innovative and proprietary manufacturing methodologies, which could adversely affect Aeva’s business.

Aeva, its outsourcing partners and its suppliers may rely on complex machinery for Aeva’s production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs. Aeva, its outsourcing partners and its suppliers may also rely on highly skilled labor for Aeva’s production, and if such highly skilled labor is unavailable, Aeva’s business could be adversely affected.

Aeva’s outsourcing partners and its suppliers may rely on complex machinery for the production, assembly and installation of Aeva’s products, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. The facilities of its outsourcing partners and suppliers consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. In addition, Aeva and its outsourcing partners and its suppliers also rely on highly skilled labor for Aeva’s assembly and production. If such highly skilled labor is unavailable, Aeva’s business could be adversely affected. Operational performance and costs can be difficult to predict and are often influenced by factors outside of Aeva’s control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on Aeva’s business, prospects, financial condition or operating results.

As part of growing its business, Aeva may make acquisitions. If Aeva fails to successfully select, execute or integrate its acquisitions, then its business, results of operations and financial condition could be materially adversely affected, and our stock price could decline.

From time to time, Aeva may undertake acquisitions to add new products and technologies, acquire talent, gain new sales channels or enter into new markets or sales territories. In addition to possible stockholder approval, Aeva may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt Aeva’s business strategy if it fails to do so. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors and suppliers require significant attention from Aeva’s management and could result in a diversion of resources from Aeva’s existing business, which in turn could have an adverse effect on Aeva’s operations. Acquired assets or businesses may not generate the financial results Aeva expects. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

To date, Aeva has no experience with acquisitions and the integration of acquired technology and personnel. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect its business, financial condition and results of operations and could cause stock price to decline.

Aeva’s sales and operations in international markets expose it to operational, financial and regulatory risks, including possible unfavorable regulatory, political, tax and labor conditions, which could harm Aeva’s business.

International sales comprise a significant amount of Aeva’s overall revenue. Sales to international customers accounted for a significant portion of Aeva’s revenue since 2018. Aeva is committed to growing its international sales, and while it has committed resources to expanding its international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•
exchange rate fluctuations;
•
political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;
•
global or regional health crises, such as the COVID-19 pandemic or other health epidemics and outbreaks;
•
potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;
•
preference for locally branded products, and laws and business practices favoring local competition;
•
potential consequences of, and uncertainty related to, the “Brexit” process in the United Kingdom, which could lead to additional expense and complexity in doing business there;
•
increased difficulty in managing inventory;
•
delayed revenue recognition;

•
less effective protection of intellectual property;
•
stringent regulation of the autonomous or other systems or products using Aeva’s products and stringent consumer protection and product compliance regulations, including but not limited to General Data Protection Regulation in the European Union, European competition law, the Restriction of Hazardous Substances Directive, the Waste Electrical and Electronic Equipment Directive and the European Ecodesign Directive that are costly to comply with and may vary from country to country;
•
difficulties and costs of staffing and managing foreign operations;
•
import and export laws and the impact of tariffs;
•
changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws; and
•
U.S. government’s restrictions on certain technology transfer to certain countries of concern.

The occurrence of any of these risks could negatively affect Aeva’s international business and consequently its business, operating results and financial condition.

If Aeva commences international manufacturing operations, it may face risks associated with manufacturing operations outside the United States.

Manufacturing outside the United States is subject to several inherent risks, including:

•
foreign currency fluctuations;
•
local economic conditions;
•
political instability;
•
import or export requirements;
•
foreign government regulatory requirements;
•
reduced protection for intellectual property rights in some countries;
•
tariffs and other trade barriers and restrictions; and
•
potentially adverse tax consequences.

If Aeva commences manufacturing operations outside the United States, it may be subject to these risks. Such risks could increase Aeva’s costs and decrease its profit margins.

The complexity of Aeva’s products could result in unforeseen delays or expenses from undetected defects, errors or reliability issues in hardware or software which could reduce the market adoption of its new products, damage its reputation with current or prospective customers, expose Aeva to product liability and other claims and adversely affect its operating costs.

Aeva’s products are highly technical and very complex and require high standards to manufacture and have in the past and will likely in the future experience defects, errors or reliability issues at various stages of development. Aeva may be unable to timely release new products, manufacture existing products, correct problems that have arisen or correct such problems to its customers’ satisfaction. Additionally, undetected errors, defects or security vulnerabilities, especially as new products are introduced or as new versions are released, could result in serious injury to the end users of technology incorporating Aeva’s products, or those in the surrounding area, its customers never being able to commercialize technology incorporating our products, litigation against Aeva, negative publicity and other consequences. These risks are particularly prevalent in the highly competitive autonomous driving and ADAS markets. Some errors or defects in Aeva’s products may only be discovered after they have been tested, commercialized and deployed by customers. If that is the case, Aeva may incur significant additional development costs and product recall, repair or replacement costs. These problems may also result in claims, including class actions, against Aeva by its customers or others. Aeva’s reputation or brand may be damaged as a result of these problems and customers may be reluctant to buy its products, which could adversely affect its ability to retain existing customers and attract new customers and could adversely affect its financial results.

In addition, Aeva could face material legal claims for breach of contract, product liability, fraud, tort or breach of warranty as a result of these problems. Defending a lawsuit, regardless of its merit, could be costly and may divert management’s attention and adversely affect the market’s perception of Aeva and its products. In addition, Aeva’s business liability insurance coverage could prove inadequate with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against Aeva and its business could be adversely affected.

Aeva may be subject to product liability or warranty claims that could result in significant direct or indirect costs, which could adversely affect its business and operating results.

Aeva’s customers use its products and technology in various applications, including autonomous driving and ADAS applications, which present the risk of significant injury, including fatalities. Aeva may be subject to claims if a product using its technology is involved in an accident and persons are injured or purport to be injured. Any insurance that Aeva carries may not be sufficient or it may not apply to all situations. Similarly,

Aeva’s customers could be subjected to claims as a result of such accidents and bring legal claims against Aeva to attempt to hold it liable. In addition, if lawmakers or governmental agencies were to determine that the use of Aeva’s products, including autonomous driving or certain ADAS applications, increased the risk of injury to all or a subset of its customers, they may pass laws or adopt regulations that limit the use of Aeva’s products or increase its liability associated with the use of its products or that regulate the use of or delay the deployment the products that use Aeva’s technology, including autonomous driving and ADAS technology. Any of these events could adversely affect Aeva’s brand, relationships with customers, operating results or financial condition.

Aeva typically provides a limited-time warranty on its products. The occurrence of any material defects in its products could make Aeva liable for damages and warranty claims. In addition, Aeva could incur significant costs to correct any defects, warranty claims or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality of Aeva’s products could affect its brand image, partner and customer demand, and adversely affect its operating results and financial condition. Also, warranty, recall and product liability claims may result in litigation, including class actions, the occurrence of which could be costly, lengthy and distracting and adversely affect Aeva’s business and operating results.

If Aeva or its suppliers do not maintain sufficient inventory or if they do not adequately manage their respective inventory, Aeva could lose sales or incur higher inventory-related expenses, which could negatively affect Aeva’s operating results.

To ensure adequate inventory supply, Aeva and its suppliers must forecast inventory needs and expenses, place orders sufficiently in advance with their respective suppliers and manufacturing counterparties and manufacture products based on its estimates of future demand for particular products. Fluctuations in the adoption of LiDAR may affect Aeva’s ability to forecast its future operating results, including revenue, gross margins, cash flows and profitability. Aeva’s ability to accurately forecast demand for its products could be affected by many factors, including the rapidly changing nature of the autonomous driving and ADAS markets in which it operates, the uncertainty surrounding the market acceptance and commercialization of LiDAR technology, the emergence of new markets, an increase or decrease in customer demand for Aeva’s products or for products and services of its competitors, product introductions by competitors, the COVID-19 pandemic, other health epidemics and outbreaks, and any associated work stoppages or interruptions, unanticipated changes in general market conditions and the weakening of economic conditions or consumer confidence in future economic conditions. If Aeva’s products are commercialized in industries that are quickly growing, including autonomous driving and ADAS applications, both of which are currently experiencing rapid growth in demand, Aeva may face challenges acquiring adequate supplies to manufacture its products and/or Aeva and its manufacturing counterparties may not be able to manufacture its products at a rate necessary to satisfy the levels of demand, which would negatively affect Aeva’s revenue. This risk may be exacerbated by the fact that Aeva may not carry or be able to obtain for its manufacturers a significant amount of inventory to satisfy short-term demand increases. If it fails to accurately forecast customer demand, Aeva may experience excess inventory levels or a shortage of products available for sale.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect Aeva’s financial results, including its gross margin, and have a negative effect on its brand. Conversely, if Aeva underestimates customer demand for its products, Aeva, or its manufacturing counterparties, may not be able to deliver products to meet its requirements, and this could result in damage to Aeva’s brand and customer relationships and adversely affect its revenue and operating results.

The average selling prices of Aeva’s products could decrease rapidly over the life of the product, which may negatively affect Aeva’s revenue and margins. In addition, the selling prices Aeva is able to ultimately charge in the future for the products it is currently developing or commercializing may be less than what Aeva currently projects, which may cause Aeva’s actual operating results to differ materially from its projections.

The prices that Aeva is able to ultimately charge in the future for the products it is currently developing or commercializing may experience declines for a variety of reasons, many of which are outside of Aeva’s control. In order to sell products that have a falling average unit selling price and maintain margins at the same time, Aeva will need to continually reduce product and manufacturing costs. To manage manufacturing costs, Aeva must engineer the most cost-effective design for its products and collaborate with its manufacturing counterparties to reduce manufacturing costs. Aeva also needs to continually introduce new products with higher sales prices and gross margin in order to maintain its overall gross margin. If Aeva is unable to manage the cost of older products or successfully introduce new products with a higher gross margin, its revenue and overall gross margin would likely decline. In addition, the selling prices Aeva is able to ultimately charge in the future for the products it is currently developing or commercializing may be less than what Aeva currently projects, which may cause Aeva’s actual operating results to differ materially from its forecasts and projections.

Adverse conditions in the automotive industry or the global economy more generally could have adverse effects on Aeva’s results of operations.

While Aeva makes its strategic planning decisions based on the assumption that the markets it is targeting will grow, Aeva’s business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automobile industry and global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. In addition, automotive production and sales can be affected by Aeva’s automotive OEM customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues, regulatory requirements, trade agreements and other factors. The volume of automotive production in North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, and Aeva expects such fluctuations to give rise to fluctuations in the demand for its products. Any significant adverse change in any of these factors may result in a reduction in automotive sales and production by Aeva’s automotive OEM customers and could have a material adverse effect on its business, results of operations and financial condition.

The discontinuation, lack of commercial success, or loss of business with respect to a particular vehicle model or technology package, or consumer electronics, consumer health, security or industrial application, for which Aeva is a significant supplier could reduce Aeva’s sales and adversely affect its profitability.

If Aeva is able to secure design wins and its products are included in its customers’ applications, including autonomous driving and ADAS products or consumer electronics, consumer health, industrial or security applications, it expects to enter into supply agreements with the relevant customer. For autonomous driving and ADAS products, market practice dictates that these supply agreements typically require Aeva to supply a customer’s requirements for a particular vehicle model or autonomous driving or ADAS product, rather than supply a set number of products. These contracts can have short terms and/or can be subject to renegotiation, sometimes as frequently as annually, all of which may affect product pricing, and may be terminated by Aeva’s customers at any time. Therefore, even if Aeva is successful in obtaining design wins and the systems into which its products are built are commercialized, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or technology package for which Aeva is a significant supplier could mean that the expected sales of Aeva’s products will not materialize, materially and adversely affecting its business. In addition, the loss of business with respect to a customer’s application in the consumer electronics, consumer health, security or industrial application for which Aeva is a significant supplier could reduce Aeva’s sales and adversely affect its profitability.

Since many of the markets in which Aeva competes are new and rapidly evolving, it is difficult to forecast long-term end-customer adoption rates and demand for Aeva’s products.

Aeva is pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. For example, autonomous driving and LiDAR-based ADAS, and consumer electronics, consumer health and industrial applications require complex technology. Because these products depend on technology from many companies, commercialization of these products could be delayed or impaired on account of certain technological components of Aeva or others not being ready to be deployed. Although Aeva currently has agreements with commercial counterparties, these companies may not be able to commercialize Aeva’s technology immediately, or at all. Regulatory, safety or reliability developments, many of which are outside of Aeva’s control, could also cause delays or otherwise impair commercial adoption of these new technologies, which will adversely affect Aeva’s growth. Aeva’s future financial performance will depend on its ability to make timely investments in the correct market opportunities. If one or more of these markets experience a shift in customer or prospective customer demand, Aeva’s products may not compete as effectively, if at all, and they may not be designed into commercialized products. Given the evolving nature of the markets in which Aeva operates, it is difficult to predict customer demand or adoption rates for its products or the future growth of the markets in which it operates. If demand does not develop or if Aeva cannot accurately forecast customer demand, the size of its markets, inventory requirements or its future financial results, its business, results of operations and financial condition will be adversely affected.

Aeva currently has and targets many customers, suppliers and production counterparties that are large corporations with substantial negotiating power, exacting product, quality and warranty standards and potentially competitive internal solutions. If Aeva is unable to sell its products to these customers or is unable to enter into agreements with customers, suppliers and production counterparties on satisfactory terms, its prospects and results of operations will be adversely affected.

Many of Aeva’s customers, suppliers, and potential customers are large, multinational corporations with substantial negotiating power relative to it and, in some instances, may have internal solutions that are competitive to Aeva’s products. Many of these large, multinational corporations that are customers, production counterparties or potential customers also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing design wins with any of these companies will require a substantial investment of Aeva’s time and resources. Aeva cannot assure you that its products or technology will secure design wins from these or other companies or that it will generate meaningful revenue from the sales of its products to these key potential customers. If Aeva’s products are not selected by these large corporations or if these corporations develop or acquire competitive technology, it will have an adverse effect on Aeva’s business.

Aeva’s business could be materially and adversely affected if it lost any of its largest customers or if they were unable to pay their invoices.

Although Aeva continues to pursue a broad customer base, it is dependent on a small number of large customers with strong purchasing power. In 2020, Aeva’s top three customers accounted for 86% of its annual revenue. In 2019, Aeva’s top five customers represented 82% of its revenue of $1.4 million. In each of 2019 and 2020, two customers accounted for more than 10% of Aeva’s annual revenue. The loss of business from any of Aeva’s major customers (whether by lower overall demand for its products, cancellation of existing contracts or product orders or the failure to design in its products or award Aeva new business) could have a material adverse effect on its business.

To the extent AD and ADAS systems become accepted by major automotive OEMs, Aeva expects that it will rely increasingly on Tier 1 suppliers through which automotive OEMs procure components. Aeva expects that these Tier 1 suppliers will be responsible for certain hardware and software development and configuration activities specific to each OEM, and they may not exclusively carry its products or technology.

There is also a risk that one or more of its major customers could be unable to pay Aeva’s invoices as they become due or that a customer will simply refuse to make such payments if it experiences financial difficulties. If a major customer were to enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, Aeva could be forced to record a substantial loss.

If Aeva is unable to establish and maintain confidence in its long-term business prospects among customers and analysts and within its industry or is subject to negative publicity, then Aeva’s financial condition, operating results, business prospects and access to capital may suffer materially.

Aeva has not yet fully developed or commercialized its products or services and the successful commercialization of Aeva’s products depends in part on Aeva’s collaborators, customers and potential customers committing to use Aeva’s technology in their own products. Customers may be less likely to purchase Aeva’s products if they are not convinced that Aeva’s business will succeed or that its service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with Aeva if they are not convinced that Aeva’s business will succeed. If Aeva is unable to establish and maintain confidence in its long-term business prospects among customers, suppliers, analysts, ratings agencies and analysts and within its industry or is subject to negative publicity, then Aeva’s financial condition, operating results, business prospects and access to capital may suffer materially.

Aeva’s investments in educating its customers and potential customers about the advantages of Aeva’s 4D LiDAR technology and its applications may not result in sales of Aeva’s products or services.

Educating Aeva’s prospective customers, and to a lesser extent, its existing customers, about Aeva’s 4D LiDAR technology, its advantages over other sensing technologies and Aeva’s 4D LiDAR technology’s ability to convey value in different industries and deployments is an integral part of developing new business and the LiDAR market generally. If prospective customers have a negative perception of, or experience with, LiDAR or related technology or a competitor’s LiDAR products they may be reluctant to adopt LiDAR in general or specifically Aeva’s products or technology. Adverse statements about LiDAR by influential market participants may also deter adoption. Some of Aeva’s competitors have significant financial or marketing resources that may allow them to engage in public marketing campaigns about their alternative technology, LiDAR or Aeva’s products or technology. Aeva’s efforts to educate potential customers and the market generally and to counter any adverse statements made by competitors or other market participants will require significant financial and personnel resources. These educational efforts may not be successful and Aeva may not offset the costs of such efforts with revenue from the new customers. If Aeva is unable to acquire new customers to offset these expenses or if the market accepts such adverse statements, its financial condition will be adversely affected.

The period of time from a design win to implementation is long, potentially spanning several years, and Aeva is subject to the risks of cancellation or postponement of the contract or unsuccessful implementation.

Prospective customers, including those in the automotive industry, generally must make significant commitments of resources to test and validate Aeva’s products and confirm that they can integrate with other technologies before including them in any particular system, product or application. The development cycles of Aeva’s products with new customers vary widely depending on the application, market, customer and the complexity of the product. In the automotive market, for example, this development cycle can be five to seven or more years. The development cycle in certain other markets can be months to one or two years. These development cycles result in Aeva investing its resources prior to realizing any revenue from the commercialization. Further, Aeva is subject to the risk that customers cancel or postpone implementation of its technology, as well as that it will not be able to integrate its technology successfully into a larger system with other sensing modalities. Further, Aeva’s revenue could be less than forecasted if the system, product or application that includes its products is unsuccessful, including for reasons unrelated to its technology. Long development cycles and product cancellations or postponements may adversely affect Aeva’s business, results of operations and financial condition.

Aeva operates in a highly competitive market and some market participants have substantially greater resources. Aeva competes against a large number of both established competitors and new market entrants with respect to, among other things, cost, product specifications and technology.

The markets for sensing technology are highly competitive, particularly in the automotive industry. Aeva’s future success will depend on its ability to emerge as a leader in its targeted markets by continuing to develop and protect from infringement advanced 4D LiDAR technology in a timely manner and to effectively compete with existing and new competitors. Aeva’s competitors are numerous and they compete with it directly by offering LiDAR products and indirectly by attempting to solve some of the same challenges with different technology. Aeva faces competition from camera and radar companies, other developers of LiDAR products, Tier 1 suppliers and other technology and automotive supply companies, some of which have significantly greater resources than it does. In the automotive market, Aeva’s competitors have commercialized both LiDAR and non-LiDAR-based ADAS technology that has achieved market adoption, strong brand recognition and may continue to improve. Other competitors are working towards commercializing autonomous driving technology and either by themselves, or with a publicly announced partner, have substantial financial, marketing, R&D and other resources. Some of Aeva’s customers in the autonomous vehicle and ADAS markets have announced development efforts or made acquisitions directed at creating their own LiDAR-based or other sensing technologies, which would compete with Aeva’s products. Aeva does not know how close these competitors are to commercializing autonomous driving systems or novel ADAS applications. In markets outside of the automotive industry, its competitors, like Aeva, seek to develop new sensing applications across industries. Even in these emerging markets, Aeva faces substantial competition from numerous competitors seeking to prove the value of their technology.

Additionally, increased competition may result in pricing pressure and reduced margins and may impede Aeva’s ability to increase the sales of its products or cause it to lose market share, any of which will adversely affect its business, results of operations and financial condition.

The markets in which Aeva competes are characterized by rapid technological change, which requires Aeva to continue to develop new products and product innovations and could adversely affect market adoption of its products.

While Aeva intends to invest substantial resources to technological development, continuing technological changes in sensing technology, LiDAR and the markets for these products, including the ADAS and autonomous driving industries, could adversely affect adoption of LiDAR and/or Aeva’s products, either generally or for particular applications. Aeva’s future success will depend upon its ability to develop and introduce a variety of new capabilities and innovations to its product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which Aeva offers its products. Delays in delivering new products that meet customer requirements could damage Aeva’s relationships with customers and lead them to seek alternative sources of supply. In addition, Aeva’s success to date has been based on the delivery of prototypes and services to R&D programs in which developers are investing substantial capital to develop new systems. Aeva’s continued success relies on the success of the R&D phase of these customers as they expand into commercialized projects. As autonomous technology reaches the stage of large-scale commercialization, Aeva will be required to develop and deliver products at price points that enable wider and ultimately mass-market adoption. Delays in introducing products and innovations, the failure to choose correctly among technical alternatives or the failure to offer innovative products or configurations at competitive prices may cause existing and potential customers to purchase Aeva’s competitors’ products or turn to alternative sensing technology.

If Aeva is unable to devote adequate resources to develop products or cannot otherwise successfully develop products or system configurations that meet customer requirements on a timely basis or that remain competitive with technological alternatives, its products could lose market share, its revenue will decline, it may experience operating losses and its business and prospects will be adversely affected.

Developments in alternative technology may adversely affect the demand for Aeva’s 4D LiDAR technology.

Significant developments in alternative technologies, such as cameras and radar, may materially and adversely affect Aeva’s business, prospects, financial condition and operating results in ways Aeva does not currently anticipate. Existing and other camera and radar technologies may emerge as customers’ preferred alternative to Aeva’s 4D LiDAR technology. Any failure by Aeva to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay Aeva’s development and introduction of new and enhanced products in the autonomous vehicle industry, which could result in the loss of competitiveness of Aeva’s products and technology, decreased revenue and a loss of market share to competitors. Aeva’s R&D efforts may not be sufficient to adapt to changes in technology. As technologies change, Aeva plans to upgrade or adapt its products with the latest technology. However, Aeva’s products and technology may not compete effectively with alternative systems if Aeva is not able to source and integrate the latest technology into its existing products or technology.

Because LiDAR is new in most of the markets Aeva is seeking to enter, Aeva’s forecasts of market growth may not be accurate.

Market opportunity estimates and growth forecasts included herein are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts and estimates in this Quarterly Report on Form 10-Q relating to the expected size and growth of the markets for LiDAR-based technology may prove to be inaccurate. Even if these markets experience the forecasted growth described herein, Aeva may not grow its business at similar rates, or at all. Aeva’s future growth is subject to many factors, including market adoption of its products, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described herein, including Aeva’s estimates that the ADAS, AD, consumer electronics, consumer health and industrial robotics and security markets will represent, in the aggregate, an approximately $118 billion TAM for LiDAR-based perception applications by 2025, should not be taken as indicative of Aeva’s future growth. In addition, these forecasts do not take into account the impact of the current global COVID-19 pandemic, and Aeva cannot assure you that these forecasts will not be materially and adversely affected as a result.

We have identified material weaknesses in our internal control over financial reporting. If Aeva fails to develop and maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in the Company.

We identified a material weakness in connection with Aeva’s financial statement close process for the years ended December 31, 2019, and 2020 that resulted from a lack of necessary business processes, internal controls, and adequate number of qualified personnel within its accounting function who possessed an appropriate level of expertise to effectively and timely identify, select and apply GAAP sufficiently to provide reasonable assurance that transactions were appropriately recorded. This also resulted in Aeva not having adequate risk assessment and design of internal control activities surrounding Aeva’s financial close and reporting process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

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

If Aeva fails to maintain an effective system of internal controls, its ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NYSE. Aeva expects that the requirements of these rules and regulations will continue to increase its legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on its personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that Aeva maintain effective disclosure controls and procedures and internal control over financial reporting. Aeva is continuing to develop and refine its disclosure controls, internal control over financial reporting and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to Aeva’s principal executive and financial officers.

Aeva’s current controls and any new controls that it develops may be inadequate because of changes in conditions in its business. Further, additional weaknesses in Aeva’s internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect Aeva’s operating results or cause it to fail to meet its reporting obligations and may result in a restatement of Aeva’s financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of Aeva’s internal control over financial reporting that it is required to include in its periodic reports Aeva will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in Aeva’s reported financial and other information.

In order to maintain and improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting, Aeva has expended and anticipates that it will continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of its internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase Aeva’s operating costs and could materially and adversely affect its ability to operate its business. If Aeva’s internal controls are perceived as inadequate or that it is unable to produce timely or accurate financial statements, investors may lose confidence in Aeva’s operating results and the stock price of the Company could decline.

The Company’s independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after the Company is no longer an emerging growth company. At such time, the Company’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which Aeva’s controls are documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on the Post-Combination Company’s business and operating results.

In addition to Aeva’s results determined in accordance with GAAP, Aeva believes certain non-GAAP measures may be useful in evaluating its operating performance. Aeva presents certain non-GAAP financial measures in this Quarterly Report on Form 10-Q and intends to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of its common stock.

Aeva’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, Aeva had $50.5 million of U.S. federal and $40.2 million of state net operating loss carryforwards available to reduce future taxable income, of which $47.3 million will be carried forward indefinitely for U.S. federal tax purposes and the remainder of losses will expire beginning in 2036 for federal and state tax purposes. The Company also has federal and California research and development tax credit carryforwards of $2.3 million and $2.2 million, respectively. The federal research credit carryforwards will expire in 2036 and California research credits can be carried forward indefinitely. It is possible that Aeva will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section382 and Section 383 of the internal revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Aeva has not completed an analysis as to whether it has previously undergone an ownership change under these rules, and Aeva may experience ownership changes in the future. To the extent Aeva is not able to offset future taxable income with its net operating losses, Aeva’s cash flows may be adversely affected.

Aeva is highly dependent on the services of Soroush Salehian Dardashti and Mina Rezk, its two founders.

Aeva is highly dependent on its co-founders, Soroush Salehian Dardashti and Mina Rezk. Messrs. Salehian and Rezk remain deeply involved in all aspects of Aeva’s business, including product development. The loss of either of Messrs. Salehian and Rezk would adversely affect Aeva’s business because his loss could make it more difficult to, among other things, compete with other market participants, manage Aeva’s R&D activities and retain existing customers or cultivate new ones. Negative public perception of, or negative news related to, either of Messrs. Salehian and Rezk may adversely affect Aeva’s brand, relationship with customers or standing in the industry.

Aeva’s business depends substantially on the efforts of its executive officers and highly skilled personnel, and its operations may be severely disrupted if it lost their services.

Competition for highly-skilled personnel is often intense, especially in the San Francisco Bay Area, where Aeva’s office is located, and Aeva may incur significant costs to attract highly-skilled personnel. Aeva may not be successful in attracting, integrating, or retaining qualified personnel to fulfill its current or future needs. Aeva has, from time to time, experienced, and it expects to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of Aeva’s equity or equity awards declines, it may adversely affect Aeva’s ability to retain highly skilled employees. If Aeva fails to attract new personnel or fails to retain and motivate its current personnel, its business and future growth prospects could be adversely affected.

Legal and Regulatory Risks

Aeva is subject to governmental export and import control laws and regulations. Aeva’s failure to comply with these laws and regulations could have an adverse effect on its business, prospects, financial condition and results of operations.

Aeva’s products and services are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. In addition, complying with export control and sanctions regulations for a particular sale may be time-consuming and result in the delay or loss of sales opportunities. Exports of Aeva’s products and technology must be made in compliance with these laws and regulations. If Aeva fails to comply with these laws and regulations, Aeva and certain of its employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on Aeva and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.

Changes to trade policy, tariffs and import/export regulations may have a material adverse effect on Aeva’s business, financial condition and results of operations.

Changes in global political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where Aeva may purchase its components, sell its products or conduct its business could adversely affect Aeva’s business. The U.S. has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where Aeva conducts its business. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect Aeva’s business. For example, such changes could adversely affect the automotive market, Aeva’s ability to access key components or raw materials needed to manufacture its products (including, but not limited to, rare-earth metals), Aeva’s ability to sell its products to customers outside of the U.S. and the demand for its products. It may be time-consuming and expensive for Aeva to alter its business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on its business, financial condition and results of operations.

Aeva may become involved in legal and regulatory proceedings and commercial or contractual disputes, which could have an adverse effect on its profitability and financial position.

Aeva may be, from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with Aeva’s suppliers and customers, intellectual property claims, stockholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value-added tax disputes and employment and tax issues. In addition, Aeva could face in the future a variety of labor and employment claims against it, which could include but is not limited to general discrimination, wage and hour, privacy, ERISA or disability claims. In such matters, government agencies or private parties may seek to recover from Aeva very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit Aeva’s operations in some way. These types of lawsuits could require significant management time and attention or could involve substantial legal liability, adverse regulatory outcomes, and/or substantial expenses to defend. Often these cases raise complex factual and legal issues and create risks and uncertainties. No assurances can be given that any proceedings and claims will not have a material adverse impact on Aeva’s operating results and financial position or that its established reserves or its available insurance will mitigate this impact.

Aeva is subject to, and must remain in compliance with, numerous laws and governmental regulations across various jurisdictions concerning the manufacturing, use, distribution and sale of its products. Some of Aeva’s customers also require that it comply with their own unique requirements relating to these matters.

Aeva manufactures and sells products that contain electronic components, and such components may contain materials that are subject to government regulation in both the locations where Aeva manufactures and assembles its products, as well as the locations where Aeva sells its products. For example, certain regulations limit the use of lead in electronic components. Since Aeva operates on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that Aeva and its suppliers are in compliance with existing regulations in each market where it operates. If there is an unanticipated new regulation that significantly impacts Aeva’s use and sourcing of various components or requires more expensive components, that regulation could materially adversely affect its business, results of operations and financial condition.

Aeva’s products are used for autonomous driving and ADAS applications, which are subject to complicated regulatory schemes that vary from jurisdiction to jurisdiction. These are rapidly evolving areas where new regulations could impose limitations on the use of LiDAR generally or Aeva’s products specifically. If Aeva fails to adhere to these new regulations or fails to continually monitor the updates, it may be subject to litigation, loss of customers or negative publicity and its business, results of operations and financial condition will be adversely affected.

Aeva is subject to various environmental laws and regulations that could impose substantial costs upon Aeva.

Concerns over environmental pollution and climate change have produced significant legislative and regulatory efforts on a global basis, and Aeva believes this will continue both in scope and in the number of countries participating. In addition, as climate change issues become more prevalent, foreign, federal, state and local governments and Aeva’s customers have been responding to these issues. The increased focus on environmental sustainability may result in new regulations and customer requirements, or changes in current regulations and customer requirements, which could materially adversely impact Aeva’s business, results of operations and financial condition. If Aeva is unable to effectively manage real or perceived issues, including concerns about environmental impacts or similar matters, sentiments toward Aeva or its products could be negatively impacted, and its business, results of operations or financial condition could suffer.

Aeva’s operations are and will be subject to international, federal, state and local environmental laws and regulations, and such laws and regulations could directly increase the cost of energy, which may have an effect on the way Aeva manufactures products or utilizes energy to produce its products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials or key components Aeva uses in its products. Environmental regulations may require Aeva to reduce product energy usage, monitor and exclude an expanding list of restricted substances and to participate in required recovery and recycling of its products. Environmental and health and safety laws and regulations can be complex, and Aeva has limited experience complying with them. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production, or cessation of Aeva’s operations.

Contamination at properties Aeva operates, Aeva formerly operated or to which hazardous substances were sent by Aeva, may result in liability for Aeva under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on Aeva’s financial condition or operating results. Aeva may face unexpected delays in obtaining the required permits and approvals in connection with its planned production facilities that could require significant time and financial resources and delay its ability to operate these facilities, which would adversely impact Aeva’s business, prospects, financial condition and operating results.

Aeva is subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. Aeva can face criminal liability and other serious consequences for violations, which can harm its business.

Aeva is subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and possibly other anti-bribery and anti-money laundering laws in countries in which Aeva conducts activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. Aeva can be held liable for the corrupt or other illegal activities of its employees, agents, contractors and other collaborators, even if Aeva does not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Aeva’s business may be adversely affected by changes in automotive, consumer electronics, LiDAR sensor and laser safety regulations or concerns that drive further regulation of the automobile, consumer electronics, LiDAR sensor and laser markets.

Government product safety regulations are an important factor for Aeva’s business. Historically, these regulations have imposed ever-more stringent safety regulations for vehicles and laser products. These safety regulations often require, or customers demand that, vehicles have more safety features per vehicle and more advanced safety products.

While Aeva believes increasing automotive and laser safety standards will present a market opportunity for its products, government safety regulations are subject to change based on a number of factors that are not within its control, including, among others, new scientific or technological data, adverse publicity regarding the industry recalls and safety risks of autonomous driving and ADAS, accidents involving its products, domestic and foreign political developments or considerations, and litigation relating to its products and its competitors’ products. Changes in automotive, consumer electronics, LiDAR sensor and laser safety government regulations, especially in the autonomous driving and ADAS industries, could adversely affect Aeva’s business. If government priorities shift and Aeva is unable to adapt to changing regulations, its business may be materially and adversely affected.

Federal and local regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in the automotive and laser industry. As cars that carry Aeva’s sensors go into production, the obligations of complying with safety regulations and reporting requirements could increase and it could require increased resources and adversely affect Aeva’s business.

Autonomous and ADAS features may be delayed in adoption by OEMs, and Aeva’s business impacted, as additional emissions and safety requirements are imposed on vehicle manufacturers.

Vehicle regulators globally continue to consider new and enhanced emissions requirements, including electrification, to meet environmental and economic needs as well as pursue new safety standards to address emerging traffic risks. To control new vehicle prices, among other concerns, OEMs may need to dedicate technology and cost additions to new vehicle designs to meet these emissions and safety requirements and postpone the consumer cost pressures of new autonomous and ADAS features.

Aeva’s business may be adversely affected if it fails to comply with the regulatory requirements under the Federal Food, Drug, and Cosmetic or the Food and Drug Administration (the “FDA”).

As a LiDAR technology company, Aeva is subject to the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act. These requirements are enforced by the FDA. Electronic product radiation includes laser technology. Regulations governing these products are intended to protect the public from hazardous or unnecessary exposure. Manufacturers are required to certify in product labeling and reports to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing, and distribution records for their products. Failure to comply with these requirements could result in enforcement action by the FDA, which could require Aeva to cease distribution of its products, recall or remediate products already distributed to customers, or subject Aeva to FDA enforcement.

Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which Aeva operates may adversely impact its business, and such legal requirements are evolving, uncertain and may require improvements in, or changes to, Aeva’s policies and operations.

Aeva’s current and potential future operations and sales subject it to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. For example, the European Commission has adopted the General Data Protection Regulation and California recently enacted the California Consumer Privacy Act of 2018, both of which provide for potentially material penalties for non-compliance. These regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact Aeva’s operations and the development of its business. Aeva has limited access to, collect, store, process, or share certain information collected by its products, and Aeva’s products may evolve to collect additional information. Therefore, the full impact of these privacy regimes on Aeva’s business is rapidly evolving across jurisdictions and remains uncertain at this time.

Aeva may also be affected by cyber-attacks and other means of gaining unauthorized access to its products, systems, and data. For instance, cybercriminals or insiders may target Aeva or third parties with which it has business relationships to obtain data, or in a manner that disrupts Aeva’s operations or compromises its products or the systems into which its products are integrated.

Aeva is assessing the continually evolving privacy and data security regimes and measures it believes are appropriate in response. Since these data security regimes are evolving, uncertain and complex, especially for a global business like Aeva’s, it may need to update or enhance its compliance measures as its products, markets and customer demands further develop, and these updates or enhancements may require implementation costs. In addition, Aeva may not be able to monitor and react to all developments in a timely manner. The compliance measures Aeva does adopt may prove ineffective. Any failure, or perceived failure, by Aeva to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyber-attacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting Aeva, could result in significant liability, costs (including the costs of mitigation and recovery), and a material loss of revenue resulting from the adverse impact on its reputation and brand, loss of proprietary information and data, disruption to its business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause customers and business partners to lose trust in Aeva, which could have an adverse effect on its reputation and business.

Regulations related to conflict minerals may cause Aeva to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of its products.

Aeva is subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that will require it to determine, disclose and report whether its products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in Aeva’s products. In addition, Aeva will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of its products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that its reputation may be adversely affected if Aeva determines that certain of its products contain minerals not determined to be conflict-free or if Aeva is unable to alter its products, processes or sources of supply to avoid use of such materials.

Risks Related to Aeva’s Intellectual Property

Despite the actions Aeva is taking to defend and protect its intellectual property, Aeva may not be able to adequately protect or enforce its intellectual property rights or prevent unauthorized parties from copying or reverse engineering its products or technology. Aeva’s efforts to protect and enforce its intellectual property rights and prevent third parties from violating its rights may be costly.

The success of Aeva’s products and its business depend in part on Aeva’s ability to obtain patents and other intellectual property rights and maintain adequate legal protection for its products in the United States and other international jurisdictions. Aeva relies on a combination of patent, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect its proprietary rights, all of which provide only limited protection.

Aeva cannot assure you that any patents will be issued with respect to its currently pending patent applications or that any trademarks will be registered with respect to its currently pending applications in a manner that gives Aeva adequate defensive protection or competitive advantages, if at all, or that any patents issued to Aeva or any trademarks registered by it will not be challenged, invalidated or circumvented. Aeva may file for patents and trademarks in the United States and in certain international jurisdictions, but such protections may not be available in all countries in which it operates or in which Aeva seeks to enforce its intellectual property rights, or may be difficult to enforce in practice. For example, the legal environment relating to intellectual property protection in certain emerging market countries where Aeva may operate in the future is relatively weaker, often making it difficult to create and enforce such rights. Aeva’s currently-registered trademarks and any patents and trademarks that may be issued or registered, as applicable, in the future with respect to pending or future applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Aeva’s foreign intellectual property portfolio is not as comprehensive as its U.S. intellectual property portfolio and may not protect its intellectual property in some countries where its products are sold or may be sold in the future. Aeva cannot be certain that the steps it has taken will prevent unauthorized use of its technology or the reverse engineering of its technology. Moreover, others may independently develop technologies that are competitive to Aeva or infringe Aeva’s intellectual property.

Protecting against the unauthorized use of Aeva’s intellectual property, products and other proprietary rights is expensive and difficult, particularly internationally. Aeva believes that its intellectual property is foundational in the area of LiDAR products and intends to enforce the intellectual property portfolio it has built over the years. Unauthorized parties may attempt to copy or reverse engineer Aeva’s LiDAR technology or certain aspects of Aeva’s products that it considers proprietary. Litigation may be necessary in the future to enforce or defend Aeva’s intellectual property rights, to prevent unauthorized parties from copying or reverse engineering its products or technology to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States.

Any such litigation, whether initiated by Aeva or a third party, could result in substantial costs and diversion of management resources, either of which could adversely affect Aeva’s business, operating results and financial condition. Even if it obtains favorable outcomes in litigation, Aeva may not be able to obtain adequate remedies, especially in the context of unauthorized parties copying or reverse engineering its products or technology.

Further, many of Aeva’s current and potential competitors have the ability to dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than Aeva has. Attempts to enforce its rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against Aeva or result in a holding that invalidates or narrows the scope of Aeva’s rights, in whole or in part. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which Aeva’s products are available and competitors based in other countries may sell infringing products in one or more markets. Failure to adequately protect Aeva’s intellectual property rights could result in Aeva’s competitors offering similar products, potentially resulting in the loss of some of Aeva’s competitive advantage and a decrease in its revenue, which would adversely affect Aeva’s business, operating results, financial condition and prospects.

Third-party claims that Aeva is infringing intellectual property, whether successful or not, could subject Aeva to costly and time-consuming litigation or expensive licenses, and its business could be adversely affected.

Although Aeva has applied for patents related to its products, a number of companies, both within and outside of the LiDAR industry, hold patents covering aspects of LiDAR products. In addition to these patents, participants in this industry typically also protect their technology, especially embedded software, through copyrights and trade secrets. As a result, there is frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Aeva may in the future receive inquiries from other intellectual property holders and may become subject to claims that it infringes their intellectual property rights, particularly as Aeva expands its presence in the market, expands to new use cases and faces increasing competition. In addition, parties may claim that the names and branding of Aeva’s products infringe their trademark rights in certain countries or territories. If such a claim were to prevail, Aeva may have to change the names and branding of its products in the affected territories and it could incur other costs.

Aeva currently has a number of agreements in effect pursuant to which it has agreed to defend, indemnify and hold harmless its customers, suppliers, and channel partners and other counterparties from damages and costs which may arise from the infringement by Aeva’s products of third-party patents or other intellectual property rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Aeva’s insurance may not cover all intellectual property infringement claims. A claim that its products infringe a third party’s intellectual property rights, even if untrue, could adversely affect Aeva’s relationships with its customers, may deter future customers from purchasing its products and could expose Aeva to costly litigation and settlement expenses. Even if Aeva is not a party to any litigation between a customer and a third party relating to infringement by its products, an adverse outcome in any such litigation could make it more difficult for Aeva to defend its products against intellectual property infringement claims in any subsequent litigation in which it is a named party. Any of these results could adversely affect Aeva’s brand and operating results.

Aeva may in the future need to initiate infringement claims or litigation in order to try to protect its intellectual property rights. In addition to litigation where Aeva is a plaintiff, Aeva’s defense of intellectual property rights claims brought against it or its customers, suppliers and channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force Aeva to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms or at all. Further, a party making such a claim, if successful, could secure a judgment that requires Aeva to pay substantial damages or obtain an injunction and also Aeva may lose the opportunity to license its technology to others or to collect royalty payments. An adverse determination also could invalidate or narrow Aeva’s intellectual property rights and adversely affect its ability to offer its products to its customers and may require that

Aeva procure or develop substitute products that do not infringe, which could require significant effort and expense. Any of these events could adversely affect Aeva’s business, reputation, operating results, financial condition and prospects.

Aeva’s intellectual property applications, including patent applications, may not be approved or granted or may take longer than expected to result in approval or grant, which may have a material adverse effect on Aeva’s ability to prevent others from commercially exploiting products similar to Aeva’s.

Aeva cannot be certain that it is the first inventor of the subject matter to which it has filed a particular patent application, or if it is the first party to file such a patent application. If another party has filed a patent application to the same subject matter as Aeva has, Aeva may not be entitled to the protection sought by the patent application. Aeva also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent or the timing of any approval or grant of a patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, Aeva cannot be certain that the patent applications that it files will issue, or that its issued patents will afford protection against competitors with similar technology. In addition, Aeva’s competitors may design around Aeva’s registered or issued intellectual property, which may adversely affect Aeva’s business, prospects, financial condition and operating results.

In addition to patented technology, Aeva relies on its unpatented proprietary technology, trade secrets, designs, experiences, work flows, data, processes, software and know-how.

Aeva relies on proprietary information (such as trade secrets, designs, experiences, workflows, data, know-how and confidential information) to protect intellectual property that may not be patentable or subject to copyright, trademark, trade dress or service mark protection, or that Aeva believes is best protected by means that do not require public disclosure. Aeva generally seeks to protect this proprietary information by entering into confidentiality agreements, or consulting, services or employment agreements that contain non-disclosure and non-use provisions with its employees, consultants, contractors and third parties. However, Aeva may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of its proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Aeva has limited control over the protection of trade secrets used by its current or future manufacturing counterparties and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, Aeva’s proprietary information may otherwise become known or be independently developed by its competitors or other third parties. To the extent that its employees, consultants, contractors, advisors and other third parties use intellectual property owned by others in their work for Aeva, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of Aeva’s proprietary rights, and failure to obtain or maintain protection for its proprietary information could adversely affect its competitive business position. Furthermore, laws regarding trade secret rights in certain markets where Aeva operates may afford little or no protection to its trade secrets.

Aeva also relies on physical and electronic security measures to protect its proprietary information, but it cannot provide assurance that these security measures will not be breached or provide adequate protection for its property. There is a risk that third parties may obtain and improperly utilize Aeva’s proprietary information to its competitive disadvantage. Aeva may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce its intellectual property rights.

Aeva may be subject to damages resulting from claims that it or its current or former employees have wrongfully used or disclosed alleged trade secrets of its current or former employees’ former employers. Aeva may be subject to damages if its current or former employees wrongfully use or disclose Aeva’s trade secrets.

Aeva may be subject to claims that it or its current or former employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of a current or former employee’s former employers. Litigation may be necessary to defend against these claims. If Aeva fails in defending such claims, in addition to paying monetary damages, it may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent Aeva’s ability to commercialize its products, which could severely harm its business. Even if Aeva is successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Risks Related to Being a Public Company

The Company will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

The Company will face increased legal, accounting, administrative and other costs and expenses as a public company that Aeva does not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require the Company to carry out activities Aeva has not done previously. For example, the Company created new board committees and has adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditor identify a material weakness or significant deficiency in the internal control over financial reporting), the Company could incur additional costs rectifying those issues, and the existence of those issues could adversely affect the Company’s reputation or investor perceptions of it. It may also be more expensive to maintain director and officer liability insurance. Risks associated with the Company’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require the Company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

The Company’s failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on its business.

The Company will be required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Aeva as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If the Company is not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of its securities.

The Company’s ability to successfully operate the business will be largely dependent upon the efforts of certain key personnel of Aeva. The loss of such key personnel could negatively impact the operations and financial results of the combined business.

The Company’s ability to successfully operate the business is dependent upon the efforts of certain key personnel of Aeva. It is possible that Aeva will lose some key personnel, the loss of which could negatively impact the operations and profitability of the Company. Furthermore, certain of the key personnel of Aeva may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause the Company to have to expend time and resources helping them become familiar with such requirements.

Aeva’s management team has limited experience managing and operating a public company.

Most of the members of Aeva’s management team have limited experience managing and operating a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Additionally, many members of Aeva’s management team were recently hired, including its Chief Financial Officer, Saurabh Sinha. Aeva’s management team may not successfully or efficiently manage their new roles and responsibilities. Aeva’s transition to being a public company subjects it to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from Aeva’s senior management and could divert their attention away from the day-to-day management of Aeva’s business. Aeva may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies. The development and implementation of the standards and controls necessary for the Company to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that the Company will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods. These factors could adversely affect the Company's business, financial condition, and operating results.

The Company may be subject to securities litigation, which is expensive and could divert management attention.

The Company’s share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. The Company has been and may be the target of this type of litigation in the future. For example, on December 23, 2020, an alleged stockholder of the Company filed a lawsuit against the Company alleging that IPV’s directors caused materially misleading and incomplete information to be disseminated to public stockholders and that IPV and the other named parties aided and abetted the directors’ breach of their fiduciary duties. In addition, on January 20, 2021, an alleged stockholder of the Company filed a lawsuit alleging IPV’s directors authorized the filing of a materially incomplete and misleading registration statement on Form S-4 with the SEC in violation of Sections 14(a) and 20(a) of the Exchange Act and in breach of the directors’ duty of disclosure. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. Any adverse determination in litigation could also subject the Company to significant liabilities.

Risk Related to Our Common Stock

If the Company does not meet the expectations of investors or securities analysts, the market price of the Company’s securities may decline.

If Company does not meet the expectations of investors or securities analysts, the market price of the Company’s securities may decline. In addition, fluctuations in the price of the Company’s securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there has not been a public market for Aeva capital stock. Accordingly, the valuation ascribed to Aeva may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for the Company’s securities develops and continues, the trading price of the Company’s securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control. Any of the factors listed below could have a material adverse effect on your investment in the Company’s securities and the Company’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of the Company’s securities may not recover and may experience a further decline. Factors affecting the trading price of the Company’s securities may include:

•
actual or anticipated fluctuations in the Company’s quarterly financial results or the quarterly financial results of companies perceived to be similar to it;
•
changes in the market’s expectations about the Company’s operating results;
•
the success of competitors;

•
the Company’s operating results failing to meet the expectation of securities analysts or investors in a particular period;
•
changes in financial estimates and recommendations by securities analysts concerning the Company or the transportation industry in general;
•
operating and share price performance of other companies that investors deem comparable to the Company;
•
the Company’s ability to market new and enhanced products and technologies on a timely basis;
•
changes in laws and regulations affecting the Company’s business;
•
the Company’s ability to meet compliance requirements;
•
commencement of, or involvement in, litigation involving the Company;
•
changes in the Company’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of the Company’s shares of common stock available for public sale;
•
any major change in the Board or management;
•
sales of substantial amounts of the Company’s shares of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of the Company’s securities irrespective of the Company’s operating performance. The stock market in general, and the NYSE in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of the Company’s securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress the Company’s share price regardless of the Company’s business, prospects, financial conditions or results of operations. A decline in the market price of the Company’s securities also could adversely affect the Company’s ability to issue additional securities and the Company’s ability to obtain additional financing in the future.

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.

If the NYSE delists the Company’s shares from trading on its exchange for failure to meet the listing standards, the Company and its stockholders could face significant material adverse consequences including:

•
a limited availability of market quotations for the Company’s securities;
•
reduced liquidity for the Company’s securities;
•
a determination that the Company’s common stock is a “penny stock” which will require brokers trading in the Company’s common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of the Company’s common stock;
•
a limited amount of analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

The Company qualifies as an “emerging growth company” as well as a “smaller reporting company” within the meaning of the Securities Act, and if the Company takes advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, it could make the Company’s securities less attractive to investors and may make it more difficult to compare the Company’s performance to the performance of other public companies.

The Company qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, the Company is eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of the Company’s common stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of IPV Common Stock in the IPO. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as the Company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt-out of such an extended transition period and, therefore, the Company may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our Common Stock less attractive because the Company will rely on these exemptions, which may result in a less active trading market for the Common Stock and its price may be more volatile.

Additionally, the Company will qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The  Company will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the Company’s common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) its annual revenues exceeded $100 million during such completed fiscal year and the market value of the Company’s common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent the Company takes advantage of such reduced disclosure obligations, it may also make a comparison of its financial statements with other public companies difficult or impossible.

Our second amended and restated certificate of incorporation contains anti-takeover provisions that could adversely affect the rights of our stockholders.

Our second amended and restated certificate of incorporation contains provisions to limit the ability of others to acquire control of the Company or cause it to engage in change-of-control transactions, including, among other things:

•
provisions that authorize its board of directors, without action by its stockholders, to issue additional shares of Common Stock and preferred stock with preferential rights determined by its board of directors;
•
provisions that permit only a majority of its board of directors, the chairperson of the board of directors or the chief executive officer to call stockholder meetings and therefore do not permit stockholders to call special meetings of the stockholders;
•
provisions limiting stockholders’ ability to act by written consent; and
•
a staggered board whereby our directors are divided into three classes, with each class subject to retirement and re-election once every three years on a rotating basis.

These provisions could have the effect of depriving our stockholders of an opportunity to sell their  Common Stock at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of our company in a tender offer or similar transaction. With its staggered board of directors, at least two annual or special meetings of stockholders will generally be required in order to effect a change in a majority of its directors. Our staggered board of directors can discourage proxy contests for the election of its directors and purchases of substantial blocks of its shares by making it more difficult for a potential acquirer to gain control of its board of directors in a relatively short period of time.

Our second amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our second amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) derivative actions brought in our name, (ii) asserting a claim of breach of fiduciary duty owed by any director, officer or stockholder of the Company, (iii) actions asserting a claim pursuant to the DGCL, the Certificate of Incorporation and the bylaws of the Company, or (iv) any actions asserting claims governed by the internal affairs doctrine, may be brought only in the Court of Chancery in the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware). Subject to the preceding sentence, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, such forum selection provisions will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the second amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts overall suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, the second amended and restated certificate of incorporation will provide that the federal district courts of the United States of America will have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our second amended and restated certificate of incorporation.

Because we have no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on investment unless you sell the Common Stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our Common Stock unless you sell the Common Stock for a price greater than that which you paid for it. See the section entitled “Market Price and Dividend Information.”

General Risk Factors

Aeva’s business could be materially and adversely affected by the current global COVID-19 pandemic or other health epidemics and outbreaks.

The ongoing COVID-19 pandemic as well as other possible health epidemics and outbreaks could result in a material adverse impact on Aeva’s or its customers’ business operations including reduction or suspension of operations in the U.S. or certain parts of the world. Aeva’s engineering and manufacturing operations, among others, cannot all be conducted in a remote working structure and often require on-site access to materials and equipment. Aeva has customers with international operations in varying industries. It also depends on suppliers and manufacturers worldwide. Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, its customers, suppliers and manufacturers may suspend or delay their engagement with Aeva, which could result in a material adverse effect on its financial condition. Aeva’s response to the ongoing COVID-19 pandemic may prove to be inadequate and it may be unable to continue its operations in the manner it had prior to the outbreak, and may endure interruptions, reputational harm, delays in its product development and shipments, all of which could have an adverse effect on its business, operating results, and financial condition. In addition, when the pandemic subsides, Aeva cannot assure you as to the timing of any economic recovery, which could continue to have a material adverse effect on its target markets and its business.

Aeva’s business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events, global pandemics and interruptions by man-made problems, such as terrorism. Material disruptions of Aeva’s business or information systems resulting from these events could adversely affect its operating results.

A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, including the ongoing COVID-19 pandemic, could have an adverse effect on Aeva’s business and operating results. The ongoing COVID-19 pandemic may have the effect of heightening many of the other risks described in this “Risk Factors” section, such as the demand for Aeva’s products, its ability to achieve or maintain profitability and its ability to raise additional capital in the future. Aeva’s corporate headquarters and R&D and current manufacturing and assembly base are located in the San Francisco Bay Area, which currently has a high number of COVID-19 pandemic cases and is a region known for seismic activity. In addition, natural disasters, acts of terrorism or war could cause disruptions in Aeva’s remaining manufacturing operations, Aeva’s or its customers’ or channel partners’ businesses, Aeva’s suppliers’ or the economy as a whole. Aeva also relies on information technology systems to communicate among its workforce and with third parties. Any disruption to Aeva’s communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect its business. Aeva does not have a formal disaster recovery plan or policy in place and does not currently require that its suppliers’ partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede its suppliers’ ability to timely deliver product components, or the deployment of its products, Aeva’s business, operating results and financial condition would be adversely affected.

Interruption or failure of Aeva’s information technology and communications systems could impact Aeva’s ability to effectively provide its products and services.

Aeva plans to include services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance performance and functionality. The availability and effectiveness of Aeva’s services depend on the continued operation of information technology and communications systems. Aeva’s systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware, social engineering schemes, insider theft or misuse or other attempts to harm Aeva’s systems. Aeva utilizes reputable third-party service providers or vendors for all of its data other than its source code, and these providers could also be vulnerable to harms similar to those that could damage Aeva’s systems, including sabotage and intentional acts of vandalism causing potential disruptions. Some of Aeva’s systems will not be fully redundant, and Aeva’s disaster recovery planning cannot account for all eventualities. Any problems with Aeva’s third-party cloud hosting providers could result in lengthy interruptions in Aeva’s business. In addition, Aeva’s services and functionality are highly technical and complex technology which may contain errors or vulnerabilities that could result in interruptions in Aeva’s business or the failure of its systems.

Aeva is subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software in its LiDAR products and customer data processed by Aeva or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent Aeva from effectively operating its business.

Aeva is at risk for interruptions, outages and breaches of: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by Aeva or its third-party vendors or suppliers; facility security systems, owned by Aeva or its third-party vendors or suppliers; in-product technology owned by Aeva or its third-party vendors or suppliers; the integrated software in Aeva’s products; or customer or driver data that Aeva processes or its third-party vendors or suppliers process on its behalf. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, drivers or others; jeopardize the security of Aeva’s facilities; or affect the performance of in-product technology and the integrated software in Aeva’s products. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although Aeva maintains information technology measures designed to protect itself against intellectual property theft, data breaches and other cyber incidents, such measures will require updates and improvements, and Aeva cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of Aeva’s data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect Aeva’s ability to manage its data and inventory, procure parts or supplies or produce, sell, deliver and service its products, adequately protect its intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. Aeva cannot be sure that the systems upon which it relies, including those of its third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If Aeva does not successfully implement, maintain or expand these systems as planned, its operations may be disrupted, its ability to accurately and timely report its financial results could be impaired, and deficiencies may arise in its internal control over financial reporting, which may impact Aeva’s ability to certify its financial results. Moreover, Aeva’s proprietary information or intellectual property could be compromised or misappropriated and its reputation may be adversely affected. If these systems do not operate as Aeva expects them to, Aeva may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

A significant cyber incident could impact production capability, harm Aeva’s reputation, cause Aeva to breach its contracts with other parties or subject Aeva to regulatory actions or litigation, any of which could materially affect Aeva’s business, prospects, financial condition and operating results. In addition, Aeva’s insurance coverage for cyber-attacks may not be sufficient to cover all the losses it may experience as a result of a cyber incident.

Aeva may need to raise additional capital in the future in order to execute its business plan, which may not be available on terms acceptable to Aeva, or at all.

In the future, Aeva may require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and it may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In order to further business relationships with current or potential customers or partners, Aeva may issue equity or equity-linked securities to such current or potential customers or partners. Aeva may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If Aeva raises additional funds through the issuance of equity or convertible debt or other equity-linked securities or if it issues equity or equity-linked securities to current or potential customers to further business relationships, its existing stockholders could experience significant dilution. Any debt financing obtained by Aeva in the future could involve restrictive covenants relating to its capital-raising activities and other financial and operational matters, which may make it more difficult for Aeva to obtain additional capital and to pursue business opportunities, including potential acquisitions. If Aeva is unable to obtain adequate financing or financing on terms satisfactory to Aeva, when Aeva requires it, Aeva’s ability to continue to grow or support its business and to respond to business challenges could be significantly limited.

The Company’s failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on its business.

The Company will be required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Aeva as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If the Company is not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of its securities.

If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding the Company’s securities adversely, the price and trading volume of the Company’s securities could decline.

The trading market for the Company’s securities will be influenced by the research and reports that industry or securities analysts may publish about the Company, its business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on the Company. If no securities or industry analysts commence coverage of the Company, the Company’s share price and trading volume would likely be negatively impacted. If any of the analysts who may cover the Company change their recommendation regarding the Company’s shares of common stock adversely, or provide more favorable relative recommendations about the Company’s competitors, the price of the Company’s shares of common stock would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on it, the Company could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*   Filed herewith.

#   Indicates a management contract or any compensatory plan, contract or arrangement.

†   Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEVA TECHNOLOGIES, INC.

Date: June 2, 2021	By:	/s/Soroush Salehian Dardashti
Soroush Salehian Dardashti
Chief Executive Officer

Date: June 2, 2021	By:	/s/ Saurabh Sinha
Saurabh Sinha
Chief Financial Officer