Form 10-Q
period 2021-06-30
Aeva Technologies, Inc.
filed 2021-08-13
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, the registrant had 212,168,920 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, and anticipated trends in our business. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•
our expected production timeline for our products;
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
•
the outcome of any known and unknown litigation and regulatory proceedings; and
•
risks related to certain of our warrants being accounted for as liabilities.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$156,999	$24,624
Marketable securities	345,525	—
Accounts receivable	1,538	141
Inventories	1,747	1,219
Other current assets	6,813	4,970
Total current assets	512,622	30,954
Operating lease right-of-use assets	5,775	—
Property, plant and equipment, net	2,511	1,614
Other noncurrent assets	360	64
Total assets	$521,268	$32,632
Liabilities, convertible preferred stock and stockholders' equity
Accounts payable	$3,257	$2,071
Accrued liabilities	6,976	2,606
Accrued employee costs	904	722
Lease liability, current portion	1,342	—
Other current liabilities	309	275
Total current liabilities	12,788	5,674
Lease liability, noncurrent portion	4,527	—
Warrant liability	1,774	—
Other liabilities	—	45
Total liabilities	19,089	5,719
Commitments and contingencies (Note 13)
Convertible preferred stock $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 211,962 and 151,366 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	21	15
Additional paid-in capital	606,913	87,982
Accumulated other comprehensive loss	(140)	—
Accumulated deficit	(104,615)	(61,084)
Total stockholders' equity	502,179	26,913
Total liabilities, convertible preferred stock and stockholders' equity	$521,268	$32,632

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$2,601	$1,639	$2,909	$2,166
Cost of revenue	1,422	928	1,602	1,205
Gross profit	1,179	711	1,307	961
Research and development expenses	18,732	4,671	30,111	9,980
General and administrative expenses	6,685	827	14,902	2,131
Selling and marketing expenses	498	190	1,157	824
Operating loss	(24,736)	(4,977)	(44,863)	(11,974)
Interest income	106	29	109	191
Other income (expense), net	557	(3)	1,223	(20)
Loss before income taxes	(24,073)	(4,951)	(43,531)	(11,803)
Income taxes	—	—	—	—
Net loss	$(24,073)	$(4,951)	$(43,531)	$(11,803)
Unrealized loss on available-for-sale securities	(111)	—	(140)	—
Total comprehensive loss	$(24,184)	$(4,951)	$(43,671)	$(11,803)
Net loss per share, basic and diluted	$(0.11)	$(0.04)	$(0.23)	$(0.09)
Weighted-average shares used in computing net loss per share, basic and diluted	211,551,522	139,532,710	188,024,155	137,314,863

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Convertible preferred stock		Common stock		Additional paid-in	Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020 (as previously reported)	8,606,780	$79,204	8,069,693	$9	$8,784	$—	$(61,084)	$(52,291)
Retroactive application of recapitalization (Note 2)	(8,606,780)	(79,204)	143,295,816	6	79,198	—	—	$79,204
Balance at December 31, 2020, as adjusted (Note 2)	—	—	151,365,509	15	87,982	—	(61,084)	26,913
Share-based compensation	—	—	—	—	4,513	—	—	4,513
Issuance of common stock upon exercise of stock options	—	—	701,139	—	198	—	—	198
Business combination and PIPE financing, net of acquired private placement warrant of $3,014	—	—	59,343,104	6	557,757	—	—	557,763
Offering cost in connection with Business combination and PIPE financing	—	—	—	—	(47,983)	—	—	(47,983)
Issuance of common stock upon release of restricted stock units	—	—	41,408	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(19,458)	(19,458)
Balance as of March 31, 2021	—	$—	211,451,160	$21	$602,467	$(29)	$(80,542)	$521,917
Share-based compensation	—	—	—	—	4,009	—	—	4,009
Issuance of common stock upon exercise of stock options	—	—	507,745	—	162	—	—	162
Issuance of common stock upon release of restricted stock units	—	—	2,836	—	—	—	—	—
Offering cost in connection with Business combination and PIPE financing	—	—	—	—	275	—	—	275
Unrealized loss on available-for-sale securities	—	—	—	—	—	(111)	—	(111)
Net loss							(24,073)	(24,073)
Balance as of June 30, 2021	—	$—	211,961,741	$21	$606,913	$(140)	$(104,615)	$502,179

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019 (as previously reported)	8,606,780	$79,204	8,031,018	$9	$4,905	$(35,514)	$48,604
Retroactive application of recapitalization (Note 2)	(8,606,780)	(79,204)	142,983,454	6	79,198	—	—
Balance at December 31, 2019, as adjusted (Note 2)	—	—	151,014,472	15	84,103	(35,514)	48,604
Share-based compensation	—	—	—	—	881	—	881
Issuance of common stock upon exercise of stock options	—	—	83,732	—	5	—	5
Net loss	—	—	—	—	—	(6,852)	(6,852)
Balance as of March 31, 2020	—	$—	151,098,204	$15	$84,989	$(42,366)	$42,638
Share-based compensation	—	—	—	—	925	—	925
Issuance of common stock upon exercise of stock options	—	—	124,685	—	31	—	31
Net loss	—	—	—	—	—	(4,951)	(4,951)
Balance as of June 30, 2020	—	$—	151,222,889	$15	$85,945	$(47,317)	$38,643

AEVA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(43,531)	$(11,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	469	394
Amortization of right-of-use assets	582	—
Change in fair value of warrant liability	(1,240)	—
Stock-based compensation	8,522	1,806
Amortization of premium on available-for-sale securities	416	—
Changes in operating assets and liabilities:
Accounts receivable	(1,397)	(439)
Inventories	(528)	7
Other current assets	(5,028)	420
Other noncurrent assets	(296)	(5)
Accounts payable	1,905	(177)
Accrued liabilities	6,332	(276)
Accrued employee costs	182	(44)
Lease liability	(414)	—
Other current liabilities	34	7
Other noncurrent liabilities	—	35
Net cash used in operating activities	(33,992)	(10,075)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,202)	(338)
Purchase of available-for-sale securities	(366,204)	—
Proceeds from maturities of available-for-sale securities	20,123	—
Net cash used in investing activities	(347,283)	(338)
Cash flows from financing activities:
Proceeds from business combination and private offering	560,777	—
Transaction costs related to business combination and private offering	(47,487)	—
Proceeds from exercise of stock options	360	36
Net cash provided by financing activities	513,650	36
Net increase (decrease) in cash and cash equivalents	132,375	(10,377)
Beginning cash and cash equivalents	24,624	46,637
Ending cash and cash equivalents	$156,999	$36,260
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash investing and financing activities:
Changes in purchases of property and equipment recorded in accounts payable and accrued liabilities	$164	$36
Private placement of warrants acquired as part of merger	$3,014	$—
Right-of-use asset obtained in exchange for lease liability	$4,692	$—
Non-cash lease adoption	$1,665	$—

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

InterPrivate Acquisition Corp. (“IPV”), the Company’s predecessor, was originally incorporated in Delaware as a special purpose acquisition company. On March 12, 2021 (the “Closing Date”), IPV consummated a business combination (the “Business Combination”) pursuant to the Business Combination Agreement dated as of November 2, 2020 (the “BCA”), by and among IPV, WLLY Merger Sub Corp., a wholly owned subsidiary of IPV, and Aeva, Inc. (the "pre-combination Aeva"). Immediately upon the consummation of the Business Combination, WLLY Merger Sub Corp. merged with and into Aeva, Inc., with Aeva, Inc. surviving the merger as a wholly owned subsidiary of the Company. IPV changed its name to Aeva Technologies, Inc. and the pre-combination Aeva retained its name of Aeva, Inc.

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

The Company has funded its operations primarily through the Business Combination and issuances of stock. As of June 30, 2021, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $502.5 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $104.6 million as of June 30, 2021. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

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

The COVID-19 pandemic has disrupted everyday life and markets worldwide, leading to significant business and supply-chain disruption, as well as broad-based changes in supply and demand. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID-19 are expected to be temporary, the duration of the business disruptions, and related financial impact, cannot be estimated at this time. The Company has not been materially impacted by any shortages in supply of the required components or supply of services due to COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to the Company, its performance, and its financial results and could adversely affect the Company’s financial performance.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Risks associated with cash and cash equivalents are mitigated by banking with creditworthy institutions and the Company’s marketable securities having investment-grade ratings when purchased.

The Company’s accounts receivable are derived from customers located in the US, Asia, and Europe. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions and requires customer advance payments in certain circumstances. The Company generally does not require collateral.

As of June 30, 2021, one customer accounted for 78% of the accounts receivable. As of December 31, 2020, one customer accounted for 68% of accounts receivable. As of June 30, 2021, two vendors accounted for 21% of accounts payable. As of December 31, 2020, two vendors accounted for 62% of accounts payable.

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

Rent expense for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses on the condensed consolidated statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its long-term real estate leases.

Cash and Cash Equivalent and Marketable Securities

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.  Marketable securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. The Company determines the appropriate classification of its investments at the time of purchase.

The Company evaluates, on a quarterly basis, its marketable securities for potential impairment. For marketable securities in an unrealized loss position, the Company assesses whether such declines are due to credit loss based on factors such as changes to the rating of the security by a ratings agency, market conditions and supportable forecasts of economic and market conditions, among others. If credit loss exists, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable security before recovery of its amortized cost basis. If either condition is met, the security’s amortized cost basis is written down to fair value and is recognized through other income, net.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each arrangement. On June 30, 2021, and December 31, 2020, the Company did not have an allowance for doubtful accounts or write-offs.

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

Product Warranty

The Company may provide a warranty on its products, typically less than one year. Estimated future warranty costs are accrued to cost of revenue in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and any known or expected changes in warranty exposure, such as trends of product reliability and costs of repairing and replacing defective products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Provision for product warranties was immaterial for all periods presented.

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

Nature of Products and Services and Revenue Recognition

The Company’s revenue is derived from the sales of perception solution to direct customers and distributors. Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. The Company typically provides a warranty of less than a year on its products. If the warranty period is sold or extended beyond the standard term, revenue related to the extended warranty is recognized ratably over the related extended warranty period.

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

Remaining performance obligations. Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. The customer is not considered committed where they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient, the Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Because certain of the Company’s customer contracts allow customers to terminate for convenience, the total amount of the transaction price allocated to unsatisfied performance obligations with a duration of more than 12 months was immaterial as of June 30, 2021 and December 31, 2020.

Significant financing component. In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied. However, the Company’s contracts are generally one year or less; therefore, the Company applies a practical expedient and does not consider the effects of the time value of money.

Contract modifications. The Company may modify contracts to offer customers additional products or services. Each of the additional products and services are generally considered distinct from those products or services transferred to the customer before the modification. The Company evaluates whether the contract price for the additional products and services reflects the standalone selling price as adjusted for facts and circumstances applicable to that contract. In these cases, the Company accounts for the additional products or services as a separate contract. In other cases where the pricing in the modification does not reflect the standalone selling price as adjusted for facts and circumstances applicable to that contract, the Company accounts for the modification on a prospective basis where the remaining goods and services are distinct from the original items and on a cumulative catch-up basis when the remaining goods and services are not distinct from the original items.

Judgments and estimates. Judgement is required in the identification of performance obligations within the Company’s contracts with customers, especially those for certain custom products that require engineering and development. Accounting for contracts recognized over time under Topic 606 involves the use of various techniques to estimate total contract revenue and costs. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised. The Company reviews and updates its contract-related estimates regularly, and records adjustments as needed. For those performance obligations for which revenue is recognized using a cost-to-cost method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. The impact of the application of catch-up adjustments was immaterial.

Cost of Revenue

The cost of revenue principally includes direct material, direct labor, and allocation of overhead associated with manufacturing operations, including inbound freight charges and depreciation. Cost of revenue also includes the direct cost and appropriate allocation of overheads involved in the execution of service contracts.

Research and Development

Research and development expenses consist primarily of payroll expenses, consulting and contractor expenses, allocated overhead costs, software licenses, and tooling and prototype materials to the extent no future benefit is expected. Substantially all of the Company’s research and development expenses are related to developing new products and services and improving existing products and services. To date, research and development expenses have been expensed as incurred and included in the statements of operations.

Stock-based Compensation

The Company measures the cost of share-based awards granted to employees and directors based on the grant-date fair value of the awards. The grant-date fair value of the stock options is calculated using a Black-Scholes option pricing model. The Black-Scholes pricing model requires the use of subjective assumptions including the option’s expected term, the volatility of the underlying stock, the fair value of the stock, dividend yield rate and the risk-free rate. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date. The fair value of the stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award.

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

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount within a range of loss can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the Company accrues for the minimum amount within the range. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Foreign Currency Translation

Gains and losses resulting from foreign exchange transactions are included in other income (expense) in the statements of operations. Net foreign exchange gain (loss) recorded in the Company’s statements of operations was immaterial for all periods presented.

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

In connection with the Business Combination,

•
certain IPV shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 30,874 shares of IPV common stock for gross redemption payments of $0.3 million; and
•
a number of investors purchased from the Company an aggregate of 28,318,478 shares of common stock (the “PIPE Shares”), for a purchase price of $10.00 per share, $11.50 per share or $16.00 per share, as applicable, for an aggregate purchase price of $320.0 million pursuant to separate subscription agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Business Combination.

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $47.7 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds.

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

Upon closing of the Business Combination, the Company received gross proceeds of $560.8 million from the Business Combination and PIPE financing, offset by offerings costs of $47.7 million. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity for period ended June 30, 2021 (in thousands):

Cash - InterPrivate’s trust and cash (net of redemption)	$240,777
Cash - Private offering	320,000
Less: transaction costs and advisory fees paid	(47,708)
Net Business Combination and Private Offering	$513,069

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

Common stock, outstanding prior to Business Combination	24,150,000
Less: redemption of IPV shares	(30,874)
Common stock of IPV Corp	24,119,126
IPV founder shares	6,905,500
Shares issued in PIPE	28,318,478
Business Combination and PIPE shares	59,343,104
Legacy Aeva shares(1)	152,066,648
Total shares of common stock immediately after Business Combination	211,409,752
Aeva exercise of warrants	—
Total shares of common stock at March 12, 2021	211,409,752

(1)	The number of Legacy Aeva shares was determined as follows:

	Aeva shares	Aeva shares, effected for Exchange Ratio
Balance at December 31, 2019	8,031,018	72,894,258
Recapitalization applied to Convertible Preferred Stock outstanding at December 31, 2019	8,606,780	78,120,214
Exercise of common stock options - 2020	38,675	351,037
Exercise of common stock options - 2021 (pre-Closing)	77,247	701,139
Total		152,066,648

Note 3. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the three months ended June 30, 2021 based on the disaggregation criteria described above are as follows (in thousands):

	Three Months Ended June 30,
	2021		2020
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$2,481	95%	$1,579	96%
Europe	40	2%	60	4%
Asia	80	3%	—	—
Total	$2,601	100%	$1,639	100%

Revenue by timing of recognition:
Recognized at a point in time	$241	9%	$357	22%
Recognized over time	2,360	91%	1,282	78%
Total	$2,601	100%	$1,639	100%

Total revenue for the six months ended June 30, 2021 based on the disaggregation criteria described above are as follows (in thousands):

	Six Months Ended June 30,
	2021		2020
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$2,682	92%	$1,714	79%
Europe	55	2%	452	21%
Asia	172	6%	—	—
Total	$2,909	100%	$2,166	100%

Revenue by timing of recognition:
Recognized at a point in time	$534	18%	$492	23%
Recognized over time	2,375	82%	1,674	77%
Total	$2,909	100%	$2,166	100%

Contract Assets and Contract Liabilities

As of June 30, 2021, and December 31, 2020, the Company had contract assets of $1.8 million and $0.6 million, recognized in other current assets. A contract liability of $0.1 million as of December 31, 2020, was recognized in other current liabilities. The Company had no contract liability as of June 30, 2021,

Note 4. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2021
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$10,333	$—	$10,333	$10,333	$—

Level 1
Money market funds	126,067	—	126,067	126,067	—

Level 2
U.S. Government securities	10,057	(1)	10,056	—	10,056
Commercial paper	174,586	(8)	174,578	20,599	153,979
Corporate bonds	180,586	(131)	180,455	—	180,455
Municipal securities	1,035	—	1,035	—	1,035
Subtotal	366,264	(140)	366,124	20,599	345,525
Total assets	$502,664	$(140)	$502,524	$156,999	$345,525

Liabilities
Level 3
Warrant liabilities	1,774	—	1,774	—	—
Total liabilities	$1,774	$—	$1,774	$—	$—

As of December 31, 2020, the Company did not have any outstanding marketable securities and warrant liability.

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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

June 30, 2021
Private Placement Warrant Liability
(in thousands)
Fair value as of January 1, 2021	$—
Private placement warrant liability acquired as part of the merger	3,014
Change in the fair value included in other income (expense), net	(1,240)
Fair value as of June 30, 2021	$1,774

The key inputs into the Black-Scholes option pricing model for the private warrants were as follows for the relevant periods:

	June 30, 2021	March 12, 2021
Expected term (years)	4.7	5.0
Expected volatility	55.1%	70.0%
Risk-free interest rate	0.81%	0.85%
Dividend yield	0%	0%
Exercise Price	$11.50	$11.50

Note 5. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$1,060	$586
Work-in-progress	117	73
Finished goods	570	560
Total inventory	$1,747	$1,219

Note 6. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Computer equipment	$1,061	$658
Lab equipment	1,500	1,324
Testing equipment	379	313
Leasehold improvements	1,090	765
Furniture, fixtures and other equipment	433	401
Construction in progress	364	—
Total property, plant and equipment	$4,827	$3,461
Less: accumulated depreciation	(2,316)	(1,847)
Total property, plant and equipment, net	$2,511	$1,614

Depreciation related to property, plant and equipment was $0.3 million and $0.2 million for the three months ended June 30, 2021, and June 30, 2020, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2021, and June 30, 2020, respectively.

Note 7. Other current assets

	June 30,	December 31,
	2021	2020
Deferred transaction costs	$—	$3,041
Prepaid expenses	3,736	1,105
Contract assets	1,768	626
Vendor deposits	587	198
Other current assets	722	—
Total other current assets	$6,813	$4,970

Note 8. Other current liabilities

	June 30,	December 31,
	2021	2020
Sales tax payable	$137	$180
Contract liabilities	—	51
Other current liabilities	172	44
Total other current liabilities	$309	$275

Note 9. Capital Structure

As of June 30, 2021, the Company had authorized a total of 432,000,000 shares for issuance, with 422,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock.

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

	March 12, 2021
	(Closing Date)
	Preferred Stock Shares	Exchange Ratio	Common Stock Shares
Series Seed Convertible Preferred Stock (pre-combination)	3,198,556	9.07659	29,031,982
Series A Convertible Preferred Stock (pre-combination)	2,851,057	9.07659	25,877,876
Series B Convertible Preferred Stock (pre-combination)	1,032,888	9.07659	9,375,100
Series B-1 Convertible Preferred Stock (pre-combination)	1,524,279	9.07659	13,835,256
Total	8,606,780		78,120,214

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of June 30, 2021, no shares of preferred stock were issued and outstanding.

Warrants

As of June 30, 2021, the Company had 12,075,000 public and 384,000 private warrants outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.

Note 10. Earnings Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net Loss	$(24,073)	$(4,951)	$(43,531)	$(11,803)
Net loss attributable per share to common stockholders	(24,073)	(4,951)	(43,531)	(11,803)

Denominator:
Weighted average shares of common stock outstanding — Basic	211,551,522	139,532,710	188,024,155	137,314,863
Dilutive effect of potential common stock	—	—	—	—
Weighted average shares of common stock outstanding — Diluted	211,551,522	139,532,710	188,024,155	137,314,863
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.11)	$(0.04)	$(0.23)	$(0.09)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Six Months Ended June 30,
	2021	2020
Common stock options issued and outstanding	16,565,872	17,488,237
Restricted stock	—	8,719,686
Restricted stock units	6,160,958	—
Total	22,726,830	26,207,923

Note 11. Stock-based Compensation

Stock Options

The Company maintains the 2016 Stock Incentive Plan and the 2021 Incentive Award Plan (the “Stock Plans”) under which incentive stock options and non-qualified stock options may be granted to employees. Under the Stock Plans, the Company has 10,225,672 shares available for issuance as of June 30, 2021.

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

The fair value of stock option awards was determined on the grant date using the Black-Scholes option-pricing model. During the three and six months ended June 30, 2021, the Company granted no new options. The assumptions for the Black-Scholes model for the three and six months ended June 30, 2020, were as follows:

Six Months Ended
June 30, 2020
Expected term (years)(1)	5.79 — 6.02
Expected volatility(2)	43.5% — 44.6%
Common stock value	14.32 — 14.50
Risk-free interest rate(3)	1.20% — 1.60%
Dividend yield(4)	0%

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
(4)
The Company has assumed a dividend yield of zero as they have no plans to declare dividends in the foreseeable future.

A summary of the Company’s stock option activity for six months ended June 30, 2021, is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	17,801,986	$0.36	8.27	$140,560
Exercised	(1,208,884)	0.30	—	—
Forfeited	(27,230)	0.55	—	—
Outstanding as of June 30, 2021	16,565,872	0.36	7.80	169,094
Vested and exercisable as of June 30, 2021	10,842,910	0.29	7.48	111,488
Vested and expected to vest as of June 30, 2021	16,565,872	0.36	7.80	$169,094

As of June 30, 2021, the Company had $6.6 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 2.3 years.

As of June 30, 2021, the Company recognized $1.1 million of the additional compensation expense for certain stock option grants that had a performance vesting condition that was satisfied as of the Closing of BCA.

Restricted Stock Units

The following table summarizes our restricted stock unit (“RSU”) activity which includes performance-based RSUs for the six months ended June 30, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	1,536,195	$7.74
Granted	4,777,926	10.91
Released	(44,244)	7.74
Forfeited	(108,919)	8.27
Outstanding as of June 30, 2021	6,160,958	$10.19

As of June 30, 2021, the Company had $57.1 million of unrecognized stock-based compensation expense related to the restricted stock units. This cost is expected to be recognized over a weighted average period of 3.2 years.

On the closing, the liquidity event-related vesting condition applicable to RSUs granted by Aeva, Inc. was satisfied. As a result, the Company’s outstanding RSUs vested to the extent the applicable service condition was satisfied as of such date. The vesting of these outstanding RSUs resulted in approximately $2.7 million of incremental stock-based compensation expense during the six months ended June 30, 2021.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$410	$200	$410	$228
Research and development expenses	2,022	349	3,818	867
General and administrative expenses	1,496	369	4,192	704
Sales and marketing expenses	81	7	102	7
Total	$4,009	$925	$8,522	$1,806

Note 12. Income Taxes

Components of Income Before Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousand):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic	$(24,073)	$(4,951)	$(43,531)	$(11,803)
Foreign	—	—	—	—
Income (loss) before income taxes	$(24,073)	$(4,951)	$(43,531)	$(11,803)

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and six months ended June 30, 2021 and June 30, 2020, the Company recognized no provision for income taxes.

Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Note 13. Commitments and Contingencies

Leases

In March 2018, the Company entered into a lease for office space located in Mountain View, California. In June 2020, the Company extended the term of the lease to June 30, 2023. The Company is using the facility for office, manufacturing and research and development purposes. In connection with the lease, the Company recognized an operating lease right-of-use asset of $1.7 million and an aggregate lease liability of $1.7 million on its condensed consolidated balance sheet. The remaining lease term as of June 30, 2021 is two years.

In January 2021, the Company entered into a lease for office and research and development located in Milpitas, California. The lease term commenced in March 2021 and ends in April 2026. In connection with the lease, the Company recognized an operating lease right-of-use asset of

$4.7 million and an aggregate lease liability of $4.6 million on its condensed consolidated balance sheet. The remaining lease term as of June 30, 2021 is five years and ten months.

The weighted average incremental borrowing rate used to measure the operating lease liability is 5.25%. Operating lease cost for three and six months ended June 30, 2021, was $0.4 million and $0.7 million, respectively. The rent expense for the three and six months ended June 30, 2020, was $0.2 million and 0.3 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2021 (in thousands):

Operating Leases
Remainder of 2021	$729
2022	1,775
2023	1,436
2024	1,098
2025	1,130
Thereafter	384
Total minimum lease payments	6,552
Less: imputed interest	(683)
Total lease liability	$5,869

Litigation

From time to time, the Company may be involved in actions, claims, suits and other proceedings in the ordinary course of business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. When it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated, the Company records a liability for such loss contingencies. The Company’s estimates regarding potential losses and materiality are based on the Company’s judgment and assessment of the claims utilizing currently available information. Although the Company will continue to reassess its reserves and estimates based on future developments, the Company’s objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from the Company’s current estimates.

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

For the three months ended June 30, 2021 and 2020, one customer accounted for 90% and 82%, of the Company’s revenue, respectively.

For the six months ended June 30, 2021, one customer accounted for 81%, of the Company’s revenue. For the six months ended June 30, 2020, two customers accounted for 62%, and 21%, respectively, of the Company’s revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of Aeva’s results of operations and financial condition should be read in conjunction with the information set forth in the financial statements and the notes thereto included elsewhere in this Form 10-Q. This discussion may contain forward-looking statements based upon Aeva’s current expectations, estimates, and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Unless the context otherwise requires, all references in this section to “we,” “our,” “us” “the Company” or “Aeva” refer to the business of Aeva Technologies, Inc., a Delaware corporation, and its subsidiaries.

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

Founded in 2017 by former Apple engineers Soroush Salehian and Mina Rezk and led by a multidisciplinary team of engineers and operators experienced in the field of sensing and perception, Aeva’s mission is to bring the next wave of perception technology to broad applications from automated driving to consumer electronics, consumer health, industrial automation and security. Our 4D LiDAR-on-chip combines silicon photonics technology that is proven in the telecom industry with precise instant velocity measurements and long-range performance at affordable costs for commercialization.

As a development stage company, we work closely with our customers on the development and commercialization of their programs and the utilization of our products in such programs. Thus far, our customers have purchased prototype products and engineering services from us for use in their research and development programs. We are expanding our manufacturing capacity through third-party manufacturers and arrangements with global Tier-1 suppliers to meet our customers’ anticipated demand for the production of our products.

Unlike legacy LiDAR, which relies on Time of Flight (“ToF”) technology and measures only depth and reflectivity, Aeva’s solution leverages a proprietary FMCW technology to measure velocity in addition to depth, reflectivity and inertial motion. We believe the ability of Aeva’s solution to measure instant velocity for every pixel is a major advantage over ToF-based sensing solutions. Furthermore, Aeva’s technology is free from interference from other LiDAR or the beams and sunlight, and our core innovations within FMCW are intended to enable autonomous vehicles to see at significantly higher distances of approximately 500 meters.

As major automotive OEMs and leading mobility and technology companies look for comprehensive perception solutions to accelerate their autonomous driving programs into production, we believe Aeva is uniquely positioned to provide a superior solution to enable autonomous driving at scale. Furthermore, we believe the advantages of our 4D LiDAR-on-chip allow us to provide the first LiDAR solution that is fully integrated onto a chip with superior performance, low power, and affordable costs, with the potential to drive new categories of perception across industrial automation, consumer electronics, consumer health, and security markets.

Business Combination and Public Company Costs

As a result of the Business Combination and the other transactions contemplated in the BCA, WLLY Merger Sub Corp. merged with and into Aeva, Inc., with Aeva, Inc. continuing as the surviving entity as a wholly-owned subsidiary of IPV, under the new name Aeva Technologies, Inc.

The Business Combination was accounted for as a reverse recapitalization, in accordance with U.S. GAAP. Under this method of accounting, IPV was treated as the legal acquirer and accounting acquiree. Accordingly, the business combination was treated as the equivalent of Aeva, Inc, issuing stock for the net assets of IPV, accompanied by a recapitalization. The most significant change in the Company’s financial position and results of the business combination was an increase in cash of $513.1 million. Total non-recurring transaction costs incurred for this transaction were $47.7 million.

Upon the closing of the Business Combination, the Company began trading under the ticker symbol “AEVA" on the NYSE. We anticipate that we will continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

COVID-19 Impact

The coronavirus (COVID-19) pandemic has not adversely affected Aeva’s customers’ business operations and has not impacted Aeva’s sales in the first six months of 2021 and 2020. The extent of the impact of the coronavirus pandemic on Aeva’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on its customers, suppliers, and employees, all of which is uncertain at this time. Aeva expects the COVID-19 pandemic to adversely impact revenue and results of operations, but Aeva is unable to predict at this time the size and duration of this adverse impact. Aeva has seen some signs of positive effects for its long-term business prospects and partnerships as a result of the pandemic. Aeva is observing a larger trend of automakers shifting course in “make vs buy” decisions as it relates to autonomous solutions and software systems. As cash flows tighten, more automakers are looking to limit the potentially massive investments required to develop autonomous software and systems for which they do not necessarily have substantial expertise. As a result, several automakers are more open to and accepting of a model to incorporate full-stack hardware and software solutions from suppliers, which for autonomy is particularly relevant for Aeva. For more information on Aeva’s operations and risks related to health epidemics, including the COVID-19 pandemic, please see the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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

While Aeva expects to achieve and maintain high margins on its perception solutions, macroeconomics conditions in its industry, the growing emergence of competition in advanced assisted driving sensing and software technologies may negatively impact pricing, margins and market share. If Aeva does not generate the margins it expects upon commercialization of its perception solutions, Aeva may be required to raise additional debt or equity capital, which may not be available or may only be available on terms that are onerous to Aeva’s stockholders.

Commercialization of LiDAR-based Applications. While we believe that we are approaching the inflection point of adoption of LiDAR across applications and that Aeva is well-positioned to capture this opportunity, with our strong customer relationships in both automotive and non-automotive markets, we expect that our results of operations, including revenue and gross margins, will fluctuate on a quarterly basis for the foreseeable future as our customers continue on research and development projects and begin to commercialize autonomous solutions that rely on LiDAR technology. As more customers reach the commercialization phase and as the market for LiDAR solutions matures, these fluctuations in our operating results may become less pronounced.

Sales Volume. Each product program will have an expected range of sales volumes, depending on the end market demand for our customers’ products as well as market application. This can depend on several factors, including market penetration, product capabilities, size of the end market that the product addresses and our end customers’ ability to sell their products. In addition to end market demand, sales volumes also depend on whether our customer is in the development or production phase. In certain cases, we may provide volume discounts or strategic customer pricing on sales of our solutions, which may or may not be offset by lower manufacturing costs related to higher volumes which in turn could adversely impact our gross margins. Aeva’s ability to ultimately achieve profitability is dependent upon progression of existing relationships to production and our ability to meet required volumes and required cost targets and gross margins. Delays of our current and future customers’ programs could result in Aeva being unable to achieve its revenue targets and profitability in the time frame it anticipates.

Basis of Presentation

Aeva currently conducts its business through one operating segment.

Components of Results of Operations

Revenue

Revenue consists of sales of perception solutions (sensing systems) and non-recurring engineering services.

Aeva is engaged in design, manufacturing and sale of LiDAR sensing systems and related perception and autonomy-enabling software solutions serving customers in automotive and other markets. Under the customer agreements, Aeva delivers a specified number of sensing systems at a fixed price under customary terms and conditions. The sensing systems units sold under these agreements are typically prototypes that are used by the customer for its research, development, evaluation, pilot, or testing purposes. Aeva also enters into non-recurring engineering service arrangements with certain of its customers to customize Aeva’s perception solution to meet customer specific requirements. Revenue from such services is recognized as non-recurring engineering services.

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

Interest income and Interest expense

Interest income consists primarily of income earned on Aeva’s cash equivalents and investments in marketable securities. Interest income will vary based on Aeva’s cash equivalents and marketable securities balance and changes in the interest rates.

Other income and expense

Other income and expense primarily consist of changes in the fair value of private placement warrants, foreign currency conversion gains and losses, and realized gain/loss on marketable securities.

Results of Operations

Comparison of the Three Months Ended June 30, 2021, and 2020

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this quarterly statement. The following table sets forth Aeva’s results of operations data for the periods presented:

	Three Months Ended June 30,
	2021	2020	Change $	Change %
	(in thousands, except percentages)
Revenue	$2,601	$1,639	$962	59%
Cost of revenue	1,422	928	494	53%
Gross profit	1,179	711	468	66%
Operating expenses:
Research and development	18,732	4,671	14,061	301%
General and administrative expenses	6,685	827	5,858	708%
Selling and marketing expenses	498	190	308	162%
Total operating expenses	25,915	5,688	20,227	356%
Loss from operations	(24,736)	(4,977)	(19,759)	397%
Interest income	106	29	77	266%
Other income (expense), net	557	(3)	560	(18667)%
Net loss before taxes	(24,073)	(4,951)	(19,122)	386%
Income tax provision	—	—	—	0%
Net loss	$(24,073)	$(4,951)	$(19,122)	386%

Revenue

Revenue increased by $1.0 million, or 59%, to $2.6 million for the three months ended June 30, 2021, from $1.6 million in the three months ended June 30, 2020. This was primarily due to a $1.1 million increase in non-recurring engineering services revenue.

Cost of revenue and gross profit

Cost of revenue increased by $0.5 million, or 53%, to $1.4 million for the three months ended June 30, 2021, from $0.9 million in the three months ended June 30, 2020. The change was primarily due to an increase in non-recurring engineering services revenue.

Gross profit as a percentage of revenue increased to 45% for the three months ended June 30, 2021, from 43% in the three months ended June 30, 2020, primarily due to a higher margin on sale of prototype units sold during three months ended June 30, 2021.

Operating expenses

Research and development

Total research and development expense increased by $14.1 million, or 301%, to $18.7 million for the three months ended June 30, 2021, from $4.7 million for the three months ended June 30, 2020. Research and development expenses increased primarily due to an increase in material, software licenses and payroll expenses due to continued expansion for product development. Material, software licenses, and service related expenses increased by $7.9 million, payroll expenses increased by $4.0 million, stock-based compensation expenses increased by $1.7 million, facility expenses increased by $0.3 million, other equipment expenses increased by $0.1 million and consulting increased by $0.1 million.

General and administrative

Total general and administrative expense increased by $5.9 million, or 708%, to $6.7 million for the three months ended June 30, 2021, from $0.8 million for the three months ended June 30, 2020. General and administrative expense increased primarily due to an increase in employee expenses as a result of increased headcount. Payroll expenses increased by $1.1 million, professional fees increased by $1.8 million, stock-based compensation expenses increased by $1.1 million, insurance expenses increased by $1.0 million, legal expenses increased by $0.4 million, recruiting and other employee expenses increased by $0.2 million, and other equipment and facility expenses increased by $0.2 million.

Selling and marketing

Total selling and marketing expense increased by $0.3 million, or 162%, to $0.5 million for the three months ended June 30, 2021, from $0.2 million for the three months ended June 30, 2020. Payroll expenses increased by $0.1 million, stock-based compensation expenses increased by $0.1 million, and recruiting and other employee expenses increased by $0.1 million.

Interest income

Interest income increased by $0.1 million primarily due to an increase in average balance of cash and cash equivalent and marketable securities during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.

Other income (expense), net

Other income (expense), net was $0.6 million for the three months ended June 30, 2021, primarily due to decrease in the fair value of private placement warrant liability which was recorded as other income.

Comparison of the Six Months Ended June 30, 2021, and 2020

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this quarterly statement. The following table sets forth Aeva’s results of operations data for the periods presented:

	Six Months Ended June 30,
	2021	2020	Change $	Change %
	(in thousands, except percentages)
Revenue	$2,909	$2,166	$743	34%
Cost of revenue	1,602	1,205	397	33%
Gross profit	1,307	961	346	36%
Operating expenses:
Research and development	30,111	9,980	20,131	202%
General and administrative expenses	14,902	2,131	12,771	599%
Selling and marketing expenses	1,157	824	333	40%
Total operating expenses	46,170	12,935	33,235	257%
Loss from operations	(44,863)	(11,974)	(32,889)	275%
Interest income	109	191	(82)	(43)%
Other income (expense), net	1,223	(20)	1,243	(6215)%
Net loss before taxes	(43,531)	(11,803)	(31,728)	269%
Income tax provision	—	—	—	0%
Net loss	$(43,531)	$(11,803)	$(31,728)	269%

Revenue

Revenue increased by $0.7 million, or 34%, to $2.9 million for the six months ended June 30, 2021, from $2.2 million in the six months ended June 30, 2020. This was primarily due to a $0.7 million increase in non-recurring engineering services revenue.

Cost of revenue and gross profit

Cost of revenue increased marginally by $0.4 million, or 33%, to $1.6 million for the six months ended June 30, 2021, from $1.2 million in the six months ended June 30, 2020. The change was primarily due to an increase in non-recurring engineering services revenue.

Gross profit as a percentage of revenue increased marginally to 45% for the six months ended June 30, 2021, from 44% in the six months ended June 30, 2020, primarily due to a higher margin on sale of prototype units.

Operating expenses

Research and development

Total research and development expense increased by $20.1 million, or 202%, to $30.1 million for the six months ended June 30, 2021, from $10.0 million for the six months ended June 30, 2020. Research and development expense increased primarily due to an increase in material, software licenses and employee expenses due to continued expansion for product development. Material, software licenses, and service expenses increased by $9.5 million, payroll expenses increased by $7.0 million, stock-based compensation expenses increased by $3.0 million, facility expenses increased by $0.4 million and other equipment expenses increased by $0.2 million.

General and administrative

Total general and administrative expense increased by $12.8 million, or 599%, to $14.9 million for the six months ended June 30, 2021, from $2.1 million for the six months ended June 30, 2020. General and administrative expense increased primarily due to an increase in employee costs. Payroll expenses increased by $3.6 million, professional fees increased by $3.0 million, stock-based compensation expenses increased by $3.5 million, insurance expenses increased by $1.4 million, legal expenses increased by $0.6 million, and other employee related expenses increased by $0.6 million.

Selling and marketing

The selling and marketing expense increased by $0.3 million, or 40%, to $1.2 million for the six months ended June 30, 2021, from $0.8 million for the six months ended June 30, 2020. Payroll expenses increased by $0.1 million, stock-based compensation expenses increased by $0.1 million, and recruiting expenses increased by $0.2 million, partially offset by $0.1 million decrease in marketing expenses.

Interest income

Interest income decreased by $0.1 million during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This was primarily due to a decrease in interest rate yield in the current period as compared to the same period last year, partially offset by higher balance of cash and cash equivalent and marketable securities during six month ended June 30, 2021 as compared to June 30, 2020.

Other income (expense), net

Other income (expense), net was $1.2 million for the six months ended June 30, 2021, primarily due to a change in the fair value of private placement warrant liability which was recorded as other income.

Liquidity and Capital Resources

Sources of Liquidity

Aeva’s capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support R&D efforts, investments in information technology systems, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. As of June 30, 2021, Aeva had cash and cash equivalents and marketable securities totaling $502.5 million. Prior to the Business Combination, Aeva’s principal sources of liquidity have been proceeds received from the issuance of private equity.

Until Aeva can generate sufficient revenue from its sale of products to cover operating expenses, working capital and capital expenditures, Aeva expects the funds raised in the Business Combination, including the funds from PIPE financing, to fund its cash needs. Any additional equity securities issued may provide for rights, preferences or privileges senior to those of holders of the Company’s common stock. If Aeva raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of common stockholders. The terms of debt securities or borrowings could impose significant restrictions on Aeva’s operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty and other risks detailed in Part II, Item 1A titled "Risk Factors" that could impact the availability and cost of equity and debt financing.

Aeva has incurred negative cash flows from operating activities and losses from operations in the past as reflected in its accumulated deficit of $104.6 million as of June 30, 2021. Aeva expects to continue to incur operating losses due to continued investments that it intends to make in its business, including development of products. Aeva believes that existing cash and cash equivalent and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(33,992)	$(10,075)
Cash used in investing activities	(347,283)	(338)
Cash provided by financing activities	513,650	36
Net increase (decrease) in cash and cash equivalents	$132,375	$(10,377)

Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities was $34.0 million, attributable to a net loss of $43.5 million and a net change in our net operating assets and liabilities of $0.8 million, partially offset by non-cash charges of $8.7 million. Non-cash charges primarily consisted of $8.5 million in stock-based compensation, $0.5 million in depreciation expense, $0.6 million in amortization of right of use, $0.4 million in accretion of discount on available for sale securities, partially offset by $1.2 million change in the fair value of warrant liabilities. The change in net operating assets and liabilities was primarily due to a $5.0 million increase in other current assets, a $1.4 million increase in accounts receivable due to an increase in sales, a $0.5 million increase in inventory, a $0.3 million increase in other non-current assets, a $6.3 million increase in accrued liability, a $1.9 million increase in accounts payable resulting primarily from expansion in our operating activities. These changes were partially offset by a $0.4 million decrease in lease liability.

For the six months ended June 30, 2020, net cash used in operating activities was $10.1 million, attributable to a net loss of $11.8 million and a net change in our net operating assets and liabilities of $0.5 million, partially offset by non-cash charges of $2.2 million. Non-cash charges primarily consisted of $1.8 million in stock-based compensation and $0.4 million in depreciation expense. The change in our net operating assets and liabilities was primarily due to a $0.2 million decrease in accounts payable, a $0.3 million decrease in accrued liability, a $0.4 million decrease in other current assets, this was partially offset by a $0.4 million increase in accounts receivable,

Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $347.3 million, attributable to purchase of marketable securities investments of $366.2 million, partially offset by maturity of available-for-sale investments of $20.1 million and purchase of property and equipment of $1.2 million.

For the six months ended June 30, 2020, net cash used in investing activities was $0.3 million, attributable to purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities was $513.7 million, attributable to net proceeds of $513.3 million from the Business Combination and PIPE financing and proceeds of $0.4 million from stock option exercises.

For the six months ended June 30, 2020, net cash provided by financing activities was attributable to proceeds from stock option exercise.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of June 30, 2021, and the years in which these obligations are due:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Contractual obligations:
Operating lease obligations	$6,552	$729	$3,211	$2,228	$384
	$6,552	$729	$3,211	$2,228	$384

Off-Balance Sheet Arrangements

As of June 30, 2021, Aeva has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

The grant date fair value of Aeva common stock, prior to the closing of BCA was determined using valuation methodologies that utilize certain assumptions, including probability weighting of events, volatility, time to liquidation, a risk-free interest rate, and an assumption for a discount for lack of marketability (Level 3 inputs). Subsequent to the closing of BCA the valuation of Aeva common stock was determined using publicly closing price as reported on the NYSE.

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

Interest rate risk

Our cash and cash equivalents and marketable securities as of June 30, 2021, consisted of $502.5 million in bank deposits, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents, and marketable securities.

Foreign Currency Exchange Risk

There was no material foreign currency risk for the six months ended June 30, 2021.

Item 4. Controls and Procedures.

Previously Reported Material Weakness in Internal Control

As previously reported, IPV identified a material weakness in the operation of the IPV’s internal control over financial reporting related to accounting for the IPV’s private placement warrants. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Aeva’s management is in the process of developing a remediation plan which includes, without limitation, the hiring of additional accounting and finance personnel with technical public company accounting and financial reporting experience. The material weaknesses will not be considered remediated until management designs and implement effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in actions, claims, suits and other proceedings in the ordinary course of business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. When it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated, the Company records a liability for such loss contingencies. The Company’s estimates regarding potential losses and materiality are based on the Company’s judgment and assessment of the claims utilizing currently available information. Although the Company will continue to reassess its reserves and estimates based on future developments, the Company’s objective assessment of the legal merits of any such claims may not always be predictive of the outcome and actual results may vary from the Company’s current estimates.

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

Aeva has incurred net losses on an annual basis since its inception. Aeva incurred a net loss of $43.5 million for the six months ended June 30, 2021 and net loss of $25.6 million for the year ended December 31, 2020, respectively. Aeva has only sold or otherwise provided prototypes and non-recurring engineering services and believes that it will continue to incur operating and net losses each quarter until at least the time it begins commercial deliveries of its products, which are not expected to begin until 2024 and may occur later or not at all. Even if Aeva is able to successfully develop and sell its products, there can be no assurance that they will be commercially successful. Aeva’s potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of its products, which may not occur. Because Aeva will incur the costs and expenses of developing and commercializing its products before it receives any significant revenues with respect thereto, Aeva’s losses in future periods may be significant. Aeva may never achieve or sustain profitability.

Aeva expects the rate at which it will incur losses to be significantly higher in future periods as Aeva:

•
utilizes third-party partners for design, testing and commercialization;
•
expands its design, development and servicing capabilities;
•
incurs expenses related to maintaining increasing levels of inventory; and
•
increases its sales and marketing activities and develops its distribution infrastructures.

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

•
partnering with customers and potential customers to develop and commercialize Aeva’s products;
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

Aeva’s future growth depends on developing its products, penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. Aeva plans to incur substantial, and potentially increasing, R&D costs as part of its efforts to design, develop, manufacture and commercialize new products and enhance existing products. Aeva’s R&D expenses were $30.1 million, and $10.0 million during the six months ended June 30, 2021 and 2020, respectively, and are likely to grow in the future. Because Aeva accounts for R&D as an operating expense, these expenditures will adversely affect its results of operations in the future. Further, Aeva’s R&D program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.

Market adoption of LiDAR, including Aeva’s 4D LiDAR technology, is uncertain. If market adoption of LiDAR, including Aeva’s 4D LiDAR technology, does not continue to develop, or develops more slowly than Aeva expects, its business will be adversely affected.

While Aeva’s 4D LiDAR technology can be applied to different use cases across end markets, a significant portion of its revenue is primarily generated from the development of automotive applications. Despite the fact that the automotive industry has engaged in considerable effort to research and test its LiDAR products, including Aeva’s 4D LiDAR technology, for ADAS and AD applications, the automotive industry may not introduce LiDAR products in commercially available vehicles. Aeva continually studies emerging and competing sensing technologies and methodologies and it may add new sensing technologies. However, LiDAR products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technology, including a combination of technology, will achieve acceptance or leadership in the ADAS and AD industries. Even if LiDAR products are used in initial generations of AD technology and certain ADAS products, Aeva cannot guarantee that LiDAR products will be designed into or included in subsequent generations of such commercialized technology. In addition, Aeva expects that initial generations of autonomous vehicles will be focused on limited applications, such as robo-taxis, and that mass market adoption of autonomous technology may lag behind these initial applications significantly. The speed of market growth for ADAS or autonomous vehicles is difficult if not impossible to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the COVID-19 pandemic. In addition, Aeva expects competition among providers of sensing technology based on LiDAR and other modalities to increase substantially. If commercialization of LiDAR products is not successful, or not as successful as Aeva or the market expects, or if other sensing modalities gain acceptance by market participants, regulators, safety organizations or other market participants, Aeva’s business, results of operations and financial condition will be materially and adversely affected.

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

To date, Aeva has no experience with acquisitions and the integration of acquired technology and personnel. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect its business, financial condition and results of operations and could cause our stock price to decline.

Aeva’s sales and operations in international markets expose it to operational, financial and regulatory risks, including possible unfavorable regulatory, political, tax and labor conditions, which could harm Aeva’s business.

International sales comprise a significant amount of Aeva’s overall revenue. Sales to international customers have accounted for a significant portion of Aeva’s revenue since 2018. Aeva is committed to growing its international sales, and while it has committed resources to expanding its international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

Aeva’s products are highly technical and very complex and require high standards to manufacture and have in the past and will likely in the future experience defects, errors or reliability issues at various stages of development. Aeva may be unable to timely release new products, manufacture existing products, correct problems that have arisen or correct such problems to its customers’ satisfaction. Additionally, undetected errors, defects or security vulnerabilities, especially as new products are introduced or as new versions are released, could result in serious injury to the end users of technology incorporating Aeva’s products, or those in the surrounding area, its customers never being able to commercialize technology incorporating our products, litigation against Aeva, negative publicity and other consequences. These risks are particularly prevalent in the highly competitive AD and ADAS markets. Some errors or defects in Aeva’s products may only be discovered after they have been tested, commercialized and deployed by customers. If that is the case, Aeva may incur significant additional development costs and product recall, repair or replacement costs. These problems may also result in claims, including class actions, against Aeva by its customers or others. Aeva’s reputation or brand may be damaged as a result of these problems and customers may be reluctant to buy its products, which could adversely affect its ability to retain existing customers and attract new customers and could adversely affect its financial results.

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

Aeva’s customers use its products and technology in various applications, including AD and ADAS applications, which present the risk of significant injury, including fatalities. Aeva may be subject to claims if a product using its technology is involved in an accident and persons are injured or purport to be injured. Any insurance that Aeva carries may not be sufficient or it may not apply to all situations. Similarly, Aeva’s customers could be subjected to claims as a result of such accidents and bring legal claims against Aeva to attempt to hold it liable. In addition, if lawmakers or governmental agencies were to determine that the use of Aeva’s products, including AD or certain ADAS applications, increased the risk of injury to all or a subset of its customers, they may pass laws or adopt regulations that limit the use of Aeva’s products or increase its liability associated with the use of its products or that regulate the use of or delay the deployment the products that use Aeva’s technology, including AD and ADAS technology. Any of these events could adversely affect Aeva’s brand, relationships with customers, operating results or financial condition.

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

To ensure adequate inventory supply, Aeva and its suppliers must forecast inventory needs and expenses, place orders sufficiently in advance with their respective suppliers and manufacturing counterparties and manufacture products based on its estimates of future demand for particular products. Fluctuations in the adoption of LiDAR may affect Aeva’s ability to forecast its future operating results, including revenue, gross margins, cash flows and profitability. Aeva’s ability to accurately forecast demand for its products could be affected by many factors, including the rapidly changing nature of the AD and ADAS markets in which it operates, the uncertainty surrounding the market acceptance and commercialization of LiDAR technology, the emergence of new markets, an increase or decrease in customer demand for Aeva’s products or for products and services of its competitors, product introductions by competitors, the COVID-19 pandemic, other health epidemics and outbreaks, and any associated work stoppages or interruptions, unanticipated changes in general market conditions and the weakening of economic conditions or consumer confidence in future economic conditions. If Aeva’s products are commercialized in industries that are quickly growing, including AD and ADAS applications, both of which are currently experiencing rapid growth in demand, Aeva may face challenges acquiring adequate supplies to manufacture its products and/or Aeva and its manufacturing counterparties may not be able to manufacture its products at a rate necessary to satisfy the levels of demand, which would negatively affect Aeva’s revenue. This risk may be exacerbated by the fact that Aeva may not carry or be able to obtain for its manufacturers a significant amount of inventory to satisfy short-term demand increases. If it fails to accurately forecast customer demand, Aeva may experience excess inventory levels or a shortage of products available for sale.

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

If Aeva is able to secure design wins and its products are included in its customers’ applications, including AD and ADAS products or consumer electronics, consumer health, industrial or security applications, it expects to enter into supply agreements with the relevant customer. For AD and ADAS products, market practice dictates that these supply agreements typically require Aeva to supply a customer’s requirements for a particular vehicle model or AD or ADAS product, rather than supply a set number of products. These contracts can have short terms and/or can be subject to renegotiation, sometimes as frequently as annually, all of which may affect product pricing, and may be terminated by Aeva’s customers at any time. Therefore, even if Aeva is successful in obtaining design wins and the systems into which its products are built are commercialized, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or technology package for which Aeva is a significant supplier could mean that the expected sales of Aeva’s products will not materialize, materially and adversely affecting its business. In addition, the loss of business with respect to a customer’s application in the consumer electronics, consumer health, security or industrial application for which Aeva is a significant supplier could reduce Aeva’s sales and adversely affect its profitability.

Since many of the markets in which Aeva competes are new and rapidly evolving, it is difficult to forecast long-term end-customer adoption rates and demand for Aeva’s products.

Aeva is pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. For example, AD and LiDAR-based ADAS, and consumer electronics, consumer health and industrial applications require complex technology. Because these products depend on technology from many companies, commercialization of these products could be delayed or impaired on account of certain technological components of Aeva or others not being ready to be deployed. Although Aeva currently has agreements with commercial counterparties, these companies may not be able to commercialize Aeva’s technology immediately, or at all. Regulatory, safety or reliability developments, many of which are outside of Aeva’s control, could also cause delays or otherwise impair commercial adoption of these new technologies, which will adversely affect Aeva’s growth. Aeva’s future financial performance will depend on its ability to make timely investments in the correct market opportunities. If one or more of these markets experience a shift in customer or prospective customer demand, Aeva’s products may not compete as effectively, if at all, and they may not be designed into commercialized products. Given the evolving nature of the markets in which Aeva operates, it is difficult to predict customer demand or adoption rates for its products or the future growth of the markets in which it operates. If demand does not develop or if Aeva cannot accurately forecast customer demand, the size of its markets, inventory requirements or its future financial results, its business, results of operations and financial condition will be adversely affected.

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

Although Aeva continues to pursue a broad customer base, it is dependent on a small number of large customers with strong purchasing power. In 2021, Aeva’s top customer accounted for 81% of its revenue for six months ended June 30,2021. In 2020, Aeva’s top two customers represented 83% of its revenue for the six months ended June 30, 2020. The loss of business from any of Aeva’s major customers (whether by lower overall demand for its products, cancellation of existing contracts or product orders or the failure to design in its products or award Aeva new business) could have a material adverse effect on its business.

To the extent AD and ADAS become accepted by major automotive OEMs, Aeva expects that it will rely increasingly on Tier 1 suppliers and contract manufactures through which automotive OEMs procure components. Aeva expects that these Tier 1 suppliers will be responsible for certain hardware and software development and configuration activities specific to each OEM, and they may not exclusively carry its products or technology.

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

The markets for sensing technology are highly competitive, particularly in the automotive industry. Aeva’s future success will depend on its ability to emerge as a leader in its targeted markets by continuing to develop and protect from infringement advanced 4D LiDAR technology in a timely manner and to effectively compete with existing and new competitors. Aeva’s competitors are numerous and they compete with it directly by offering LiDAR products and indirectly by attempting to solve some of the same challenges with different technology. Aeva faces competition from camera and radar companies, other developers of LiDAR products, Tier 1 suppliers and other technology and automotive supply companies, some of which have significantly greater resources than it does. In the automotive market, Aeva’s competitors have commercialized both LiDAR and non-LiDAR-based ADAS technology that has achieved market adoption, strong brand recognition and may continue to improve. Other competitors are working towards commercializing AD technology and either by themselves, or with a publicly announced partner, have substantial financial, marketing, R&D and other resources. Some of Aeva’s customers in the autonomous vehicle and ADAS markets have announced development efforts or made acquisitions directed at creating their own LiDAR-based or other sensing technologies, which would compete with Aeva’s products. Aeva does not know how close these competitors are to commercializing AD systems or novel ADAS applications. In markets outside of the automotive industry, its competitors, like Aeva, seek to develop new sensing applications across industries. Even in these emerging markets, Aeva faces substantial competition from numerous competitors seeking to prove the value of their technology.

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

While Aeva intends to invest substantial resources to technological development, continuing technological changes in sensing technology, LiDAR and the markets for these products, including the ADAS and AD industries, could adversely affect adoption of LiDAR and/or Aeva’s products, either generally or for particular applications. Aeva’s future success will depend upon its ability to develop and introduce a variety of new capabilities and innovations to its product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which Aeva offers its products. Delays in delivering new products that meet customer requirements could damage Aeva’s relationships with customers and lead them to seek alternative sources of supply. In addition, Aeva’s success to date has been based on the delivery of prototypes and services to R&D programs in which developers are investing substantial capital to develop new systems. Aeva’s continued success relies on the success of the R&D phase of these customers as they expand into commercialized projects. As autonomous technology reaches the stage of large-scale commercialization, Aeva will be required to develop and deliver products at price points that enable wider and ultimately mass-market adoption. Delays in introducing products and innovations, the failure to choose correctly among technical alternatives or the failure to offer innovative products or configurations at competitive prices may cause existing and potential customers to purchase Aeva’s competitors’ products or turn to alternative sensing technology.

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

Market opportunity estimates and growth forecasts included herein are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts and estimates in this Quarterly Report on Form 10-Q relating to the expected size and growth of the markets for LiDAR-based technology may prove to be inaccurate. Even if these markets experience the forecasted growth described herein, Aeva may not grow its business at similar rates, or at all. Aeva’s future growth is subject to many factors, including market adoption of its products, which is subject to many risks and uncertainties. Accordingly, any forecasts and estimates of market size and growth described herein, should not be taken as indicative of Aeva’s future growth. In addition, these forecasts do not take into account the impact of the current global COVID-19 pandemic, and Aeva cannot assure you that these forecasts will not be materially and adversely affected as a result.

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

Aeva’s management is in the process of developing a remediation plan which shall include, without limitation, the hiring of additional accounting and finance personnel with technical public company accounting and financial reporting experience. The material weaknesses will not be considered remediated until management designs and implement effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company’s management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate.

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

The Company’s independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after the Company is no longer an emerging growth company. At such time, the Company’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which Aeva’s controls are documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on the Company’s business and operating results.

In addition to Aeva’s results determined in accordance with GAAP, Aeva believes certain non-GAAP measures may be useful in evaluating its operating performance. Aeva may present certain non-GAAP financial measures and intends to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of its common stock.

Aeva’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, Aeva had $50.5 million of U.S. federal and $40.2 million of state net operating loss carryforwards available to reduce future taxable income, of which $47.3 million will be carried forward indefinitely for U.S. federal tax purposes and the remainder of losses will expire beginning in 2036 for federal and state tax purposes. The Company also has federal and California research and development tax credit carryforwards of $2.3 million and $2.2 million, respectively. The federal research credit carryforwards will expire in 2036 and California research credits can be carried forward indefinitely. It is possible that Aeva will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Aeva has not completed an analysis as to whether it has previously undergone an ownership change under these rules, and Aeva may experience ownership changes in the future. To the extent Aeva is not able to offset future taxable income with its net operating losses, Aeva’s cash flows may be adversely affected.

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

Aeva’s products are used for AD and ADAS applications, which are subject to complicated regulatory schemes that vary from jurisdiction to jurisdiction. These are rapidly evolving areas where new regulations could impose limitations on the use of LiDAR generally or Aeva’s products specifically. If Aeva fails to adhere to these new regulations or fails to continually monitor the updates, it may be subject to litigation, loss of customers or negative publicity and its business, results of operations and financial condition will be adversely affected.

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

While Aeva believes increasing automotive and laser safety standards will present a market opportunity for its products, government safety regulations are subject to change based on a number of factors that are not within its control, including, among others, new scientific or technological data, adverse publicity regarding the industry recalls and safety risks of AD and ADAS, accidents involving its products, domestic and foreign political developments or considerations, and litigation relating to its products and its competitors’ products. Changes in automotive, consumer electronics, LiDAR sensor and laser safety government regulations, especially in the AD and ADAS industries, could adversely affect Aeva’s business. If government priorities shift and Aeva is unable to adapt to changing regulations, its business may be materially and adversely affected.

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

In addition to patented technology, Aeva relies on its unpatented proprietary technology, trade secrets, designs, experiences, workflows, data, processes, software and know-how.

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

Risks Related to Being a Public Company

The Company is incurring, and will continue to incur, significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

As a public company, the Company is facing, and will continue to face, increased legal, accounting, administrative and other costs and expenses as a public company that Aeva does not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements mandate the Company to carry out activities Aeva has not done previously. In addition, expenses associated with SEC reporting requirements are being incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditor identify a material weakness or significant deficiency in the internal control over financial reporting), the Company could incur additional costs rectifying those issues, and the existence of those issues could adversely affect the Company’s reputation or investor perceptions of it. It may also be more expensive to maintain director and officer liability insurance. Risks associated with the Company’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require the Company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

The Company’s failure to timely and effectively implement controls and procedures required by Section 404(a) and/or 404(b) of the Sarbanes-Oxley Act could have a material adverse effect on its business.

The Company is required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Aeva as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If the Company is not able to implement the additional requirements of Section 404(a) and/or 404(b) in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of its securities.

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

The Company’s share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. The Company has been and may be the target of this type of litigation in the future. For example, on December 23, 2020, an alleged stockholder of the Company filed a lawsuit against the Company alleging that InterPrivate’s directors caused materially misleading and incomplete information to be disseminated to public stockholders and that InetrPrivate and the other named parties aided and abetted the directors’ breach of their fiduciary duties. In addition, on January 20, 2021, an alleged stockholder of the Company filed a lawsuit alleging InterPrivate’s directors authorized the filing of a materially incomplete and misleading registration statement on Form S-4 with the SEC in violation of Sections 14(a) and 20(a) of the Exchange Act and in breach of the directors’ duty of disclosure. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. Any adverse determination in litigation could also subject the Company to significant liabilities.

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

The Company qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, the Company is eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of the Company’s common stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of IPV Common Stock in the IPO. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as the Company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt-out of such extended transition period and, therefore, the Company may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our common stock less attractive because the Company will rely on these exemptions, which may result in a less active trading market for the Common Stock and its price may be more volatile.

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

The trading market for the Company’s securities depends, to some extent, on the research and reports that industry or securities analysts may publish about the Company, its business, market or competitors. If securities or industry analysts commence coverage of the Company and publish research reports that are interpreted negatively by the investment community, or have a negative tone regarding the Company’s business, financial condition, operating performance, industry, or end-markets, or downgrade the Company’s common stock, the Company’s share price and trading volume would likely be negatively impacted. If any of the analysts who may cover the Company change their recommendation regarding the Company’s price of common stock adversely, or provide more favorable relative recommendations about the Company’s competitors, the price of the Company’s shares of common stock would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on it, the Company could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceed

Unregistered Sales of Equity Securities

We sold no securities during the three months ended June 30, 2021 that were not registered under the Securities Act.

Use of Proceeds

On February 6, 2020, IPV consummated its Initial Public Offering of 21,000,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $210,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager and I-Bankers Securities, Inc acted as co-manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-235849 and 333-236233). The Securities and Exchange Commission declared the registration statements effective on February 3, 2020. Simultaneous with the consummation of the Initial Public Offering, the Sponsor and EarlyBirdCapital consummated the private placement of an aggregate of 555,000 Units at a price of $10.00 per Private Unit, generating total proceed of $5,550,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On February 10, 2020, the underwriters exercised their over-allotment option in full, resulting in an additional 3,150,000 Units for $31,500,000, less the underwriters’ discount of $630,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 63,000 Private Units at $10.00 per Private Unit, generating total proceeds of $630,000. Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Units, $241,500,000 was placed in the IPV Trust Account.

Any remaining proceeds from the Initial Public Offering will be used for general corporate purposes.

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

AEVA TECHNOLOGIES, INC.

Date: August 13, 2021	By:	/s/Soroush Salehian Dardashti
Soroush Salehian Dardashti
Chief Executive Officer

Date: August 13, 2021	By:	/s/ Saurabh Sinha
Saurabh Sinha
Chief Financial Officer