Form 10-Q
period 2021-09-30
Aeva Technologies, Inc.
filed 2021-11-12
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, the registrant had 214,008,437 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$107,456	$24,624
Marketable securities	370,214	—
Accounts receivable	1,213	141
Inventories	3,337	1,219
Other current assets	8,457	4,970
Total current assets	490,677	30,954
Operating lease right-of-use assets	10,981	—
Property, plant and equipment, net	3,755	1,614
Other noncurrent assets	855	64
Total assets	$506,268	$32,632
Liabilities, convertible preferred stock and stockholders' equity
Accounts payable	$5,156	$2,071
Accrued liabilities	3,987	2,606
Accrued employee costs	2,335	722
Lease liability, current portion	2,816	—
Other current liabilities	522	275
Total current liabilities	14,816	5,674
Lease liability, noncurrent portion	8,194	—
Warrant liability	1,110	—
Other liabilities	—	45
Total liabilities	24,120	5,719
Commitments and contingencies (Note 13)
Convertible preferred stock $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 213,529 and 151,366 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	21	15
Additional paid-in capital	613,428	87,982
Accumulated other comprehensive loss	(81)	—
Accumulated deficit	(131,220)	(61,084)
Total stockholders' equity	482,148	26,913
Total liabilities, convertible preferred stock and stockholders' equity	$506,268	$32,632

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$3,483	$1,945	$6,392	$4,111
Cost of revenue	2,301	986	3,903	2,191
Gross profit	1,182	959	2,489	1,920
Research and development expenses	20,908	4,303	51,019	14,283
General and administrative expenses	6,739	1,208	21,641	3,339
Selling and marketing expenses	922	203	2,079	1,027
Operating loss	(27,387)	(4,755)	(72,250)	(16,729)
Interest income	119	3	228	194
Other income (expense), net	663	(2)	1,886	(22)
Loss before income taxes	(26,605)	(4,754)	(70,136)	(16,557)
Income taxes	—	—	—	—
Net loss	$(26,605)	$(4,754)	$(70,136)	$(16,557)
Unrealized loss on available-for-sale securities	59	—	(81)	—
Total comprehensive loss	$(26,546)	$(4,754)	$(70,217)	$(16,557)
Net loss per share, basic and diluted	$(0.13)	$(0.03)	$(0.36)	$(0.12)
Weighted-average shares used in computing net loss per share, basic and diluted	212,587,878	143,942,078	196,302,040	139,526,408

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Convertible preferred stock		Common stock		Additional paid-in	Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020 (as previously reported)	8,606,780	$79,204	8,069,693	$9	$8,784	$—	$(61,084)	$(52,291)
Retroactive application of recapitalization (Note 2)	(8,606,780)	(79,204)	143,295,816	6	79,198	—	—	$79,204
Balance at December 31, 2020, as adjusted (Note 2)	—	—	151,365,509	15	87,982	—	(61,084)	26,913
Share-based compensation	—	—	—	—	4,513	—	—	4,513
Issuance of common stock upon exercise of stock options	—	—	701,139	—	198	—	—	198
Business combination and PIPE financing, net of acquired private placement warrant of $3,014	—	—	59,343,104	6	557,757	—	—	557,763
Offering cost in connection with Business combination and PIPE financing	—	—	—	—	(47,983)	—	—	(47,983)
Issuance of common stock upon release of restricted stock units	—	—	41,408	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(19,458)	(19,458)
Balance as of March 31, 2021	—	$—	211,451,160	$21	$602,467	$(29)	$(80,542)	$521,917
Share-based compensation	—	—	—	—	4,009	—	—	4,009
Issuance of common stock upon exercise of stock options	—	—	507,745	—	162	—	—	162
Issuance of common stock upon release of restricted stock units	—	—	2,836	—	—	—	—	—
Offering cost in connection with Business combination and PIPE financing	—	—	—	—	275	—	—	275
Unrealized loss on available-for-sale securities	—	—	—	—	—	(111)	—	(111)
Net loss							(24,073)	(24,073)
Balance as of June 30, 2021	—	$—	211,961,741	$21	$606,913	$(140)	$(104,615)	$502,179
Share-based compensation	—	—	—	—	7,523	—	—	7,523
Issuance of common stock upon exercise of stock options	—	—	1,250,340	—	330	—	—	330
Issuance of common stock upon release of restricted stock units	—	—	488,940	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	—	—	(171,787)	—	(1,338)	—	—	(1,338)
Unrealized loss on available-for-sale securities	—	—	—	—	—	59	—	59
Net loss	—	—	—	—	—	—	(26,605)	(26,605)
Balance as of September 30, 2021	—	$—	213,529,234	$21	$613,428	$(81)	$(131,220)	$482,148

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019 (as previously reported)	8,606,780	$79,204	8,031,018	$9	$4,905	$(35,514)	$48,604
Retroactive application of recapitalization (Note 2)	(8,606,780)	(79,204)	142,983,454	6	79,198	—	—
Balance at December 31, 2019, as adjusted (Note 2)	—	—	151,014,472	15	84,103	(35,514)	48,604
Share-based compensation	—	—	—	—	881	—	881
Issuance of common stock upon exercise of stock options	—	—	83,732	—	5	—	5
Net loss	—	—	—	—	—	(6,852)	(6,852)
Balance as of March 31, 2020	—	$—	151,098,204	15	84,989	$(42,366)	$42,638
Share-based compensation	—	—	—	—	925	—	925
Issuance of common stock upon exercise of stock options	—	—	124,685	—	31	—	31
Net loss	—	—	—	—	—	(4,951)	(4,951)
Balance as of June 30, 2020	—	$—	151,222,889	$15	$85,945	$(47,317)	$38,643
Share-based compensation	—	—	—	—	1,009	—	1,009
Issuance of common stock upon exercise of stock options	—	—	3,812	—	1	—	1
Net loss	—	—	—	—	—	(4,754)	(4,754)
Balance as of September 30, 2020	—	$—	151,226,701	$15	$86,955	$(52,071)	$34,899

AEVA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(70,136)	$(16,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	741	603
Loss on write down of fixed assets	52	—
Change in fair value of warrant liability	(1,904)	—
Stock-based compensation	16,045	2,815
Amortization of right-of-use assets	1,204	—
Amortization of premium on available-for-sale securities	960	—
Changes in operating assets and liabilities:
Accounts receivable	(1,072)	369
Inventories	(2,118)	(465)
Other current assets	(6,673)	(1,421)
Other noncurrent assets	(791)	(5)
Accounts payable	3,275	(86)
Accrued liabilities	3,343	(1)
Accrued employee costs	771	105
Lease liability	(1,101)	—
Other current liabilities	247	54
Other noncurrent liabilities	—	13
Net cash used in operating activities	(57,157)	(14,576)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,241)	(726)
Purchase of available-for-sale securities	(454,357)	—
Proceeds from Sale of available-for-sale securities	20,122	—
Proceeds from maturities of available-for-sale securities	62,980	—
Net cash used in investing activities	(373,496)	(726)
Cash flows from financing activities:
Proceeds from business combination and private offering	560,777	—
Transaction costs related to business combination and private offering	(47,487)	—
Payments of taxes withheld on net settled vesting of restricted stock units	(495)	—
Proceeds from exercise of stock options	690	37
Net cash provided by financing activities	513,485	37
Net increase (decrease) in cash and cash equivalents	82,832	(15,265)
Beginning cash and cash equivalents	24,624	46,637
Ending cash and cash equivalents	$107,456	$31,372
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash investing and financing activities:
Changes in purchases of property and equipment recorded in accounts payable and accrued liabilities	$693	$16
Taxes withheld on net settled vesting of restricted stock units	$843	$—
Private placement of warrants acquired as part of merger	$3,014	$—
Right-of-use asset obtained in exchange for lease liability	$10,515	$—
Non-cash lease adoption	$1,671	$—

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

Basis of Presentation

The Business Combination is accounted for as a reverse recapitalization as the pre-combination Aeva was determined to be the accounting acquirer under Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (ASC 805). The determination is primarily based on the evaluation of the following facts and circumstances:

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

The Company has funded its operations primarily through the Business Combination and issuances of stock. As of September 30, 2021, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $477.7 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $131.2 million as of September 30, 2021. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

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

As of September 30, 2021, two customers accounted for 93% of the accounts receivable. As of December 31, 2020, one customer accounted for 68% of accounts receivable. As of September 30, 2021, two vendors accounted for 43% of accounts payable. As of December 31, 2020, two vendors accounted for 62% of accounts payable.

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

Leases

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) using the modified retrospective approach with a cumulative-effect adjustment as of January 1, 2021. Upon adoption of Topic 842, on January 1, 2021, the Company recorded operating right-of-use assets of $1.7 million and operating lease liabilities of $1.7 million and derecognized the deferred rent liability of $0.1 million. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC 840: Leases (Topic 840).

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each arrangement. On September 30, 2021, and December 31, 2020, the Company did not have an allowance for doubtful accounts or write-offs.

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

Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, and the related amendments (“Topic 606”) effective January 1, 2017, using the full retrospective method. Under Topic 606, the Company determines revenue recognition through the following steps:

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

Remaining performance obligations. Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. The customer is not considered committed where they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient, the Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Because certain of the Company’s customer contracts allow customers to terminate for convenience, the total amount of the transaction price allocated to unsatisfied performance obligations with a duration of more than 12 months was immaterial as of September 30, 2021 and December 31, 2020.

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

Stock-based Compensation

The Company measures the cost of share-based awards granted to employees and directors based on the grant-date fair value of the awards. The grant-date fair value of the stock options is calculated using a Black-Scholes option pricing model. The Black-Scholes pricing model requires the use of subjective assumptions including the option’s expected term, the volatility of the underlying stock, the fair value of the stock, dividend yield rate and the risk-free rate. The fair value of the restricted stock units (the “RSUs”) is equal to the closing price of the Company’s common stock on the grant date. The fair value of the stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award.

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

The Company records uncertain tax positions in accordance with ASU No. 2019-12, Income Taxes (“Topic 740”) on the basis of a two-step process which includes (1) determination of whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) recognition of tax positions that meet the more-likely-than-not recognition threshold. Recognized income tax positions are measured at the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

Net Loss Attributable Per Share to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the Company’s net loss attributable per share to common stockholders by the weighted-average number of common shares used in the loss per share calculation during the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including stock options and RSUs. Basic and diluted net loss per share attributable to common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.

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

Recently Adopted Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and since that date has issued subsequent amendments to the initial guidance intended to clarify certain aspects of the guidance and to provide certain practical expedients entities can elect upon adoption. The principle of ASU 2016-02 is that a lessee should recognize assets and liabilities that arise from leases. Lessees will need to recognize a right-of-use asset and a lease liability for all leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments. The right-of-use asset will be based on the liability, with differences related to deferred rent, and initial direct costs, etc. For income statement purposes, ASU 2016-02 requires leases to be classified as either operating or finance. Operating leases will result in a straight-line expense pattern while finance leases will result in a front-loaded expense pattern. We adopted ASU 2016-02 as of January 1, 2021, and our adoption did not result in a cumulative-effect adjustment as of the date of the adoption.

In December 2019, the FASB issued Topic 740: Simplifying the Accounting for Income Taxes. The amendment removes certain exceptions to the general principles in Topic 740. The guidance will be effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. We have adopted ASU No. 2019-12 as of January 1, 2021, and our adoption did not have a material impact on the consolidated financial statements.

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

Upon closing of the Business Combination, the Company received gross proceeds of $560.8 million from the Business Combination and PIPE financing, offset by offerings costs of $47.7 million. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity for period ended September 30, 2021 (in thousands):

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

Note 3. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the three months ended September 30, 2021 based on the disaggregation criteria described above are as follows (in thousands):

	Three Months Ended September 30,
	2021		2020
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$3,461	99%	$1,945	100%
Europe	22	1%	—	—
Total	$3,483	100%	$1,945	100%

Revenue by timing of recognition:
Recognized at a point in time	$531	15%	$325	17%
Recognized over time	2,952	85%	1,620	83%
Total	$3,483	100%	$1,945	100%

Total revenue for the nine months ended September 30, 2021 based on the disaggregation criteria described above are as follows (in thousands):

	Nine Months Ended September 30,
	2021		2020
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$6,143	96%	$3,659	89%
Europe	77	1%	452	11%
Asia	172	3%	—	—
Total	$6,392	100%	$4,111	100%

Revenue by timing of recognition:
Recognized at a point in time	$1,065	17%	$818	20%
Recognized over time	5,327	83%	3,293	80%
Total	$6,392	100%	$4,111	100%

Contract Assets and Contract Liabilities

As of September 30, 2021, and December 31, 2020, the Company had contract assets of $3.8 million and $0.6 million, recognized in other current assets. A contract liability of $0.1 million as of December 31, 2020, was recognized in other current liabilities. The Company had no contract liability, as of September 30, 2021.

Note 4. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2021
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$2,503	$—	$2,503	$2,503	$—

Level 1
Money market funds	45,955	—	45,955	45,955	—

Level 2
U.S. Government securities	25,019	(12)	25,007	—	25,007
U.S. Treasury securities	118,502	(6)	118,496	58,998	59,498
Commercial paper	130,030	9	130,039	—	130,039
Corporate bonds	154,715	(72)	154,643	—	154,643
Municipal securities	1,027	—	1,027	—	1,027
Subtotal	429,293	(81)	429,212	58,998	370,214
Total assets	$477,751	$(81)	$477,670	$107,456	$370,214

Liabilities
Level 3
Warrant liabilities	1,110	—	1,110	—	—
Total liabilities	$—	$—	$—	$—	$—

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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

September 30, 2021
Private Placement Warrant Liability
(in thousands)
Fair value as of January 1, 2021	$—
Private placement warrant liability acquired as part of the merger	3,014
Change in the fair value included in other income (expense), net	(1,904)
Fair value as of September 30, 2021	$1,110

The key inputs into the Black-Scholes option pricing model for the private warrants were as follows for the relevant periods:

	September 30, 2021	March 12, 2021
Expected term (years)	4.5	5.0
Expected volatility	57.2%	70.0%
Risk-free interest rate	0.85%	0.85%
Dividend yield	0%	0%
Exercise Price	$11.50	$11.50

Note 5. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$2,935	$586
Work-in-progress	123	73
Finished goods	279	560
Total inventory	$3,337	$1,219

Note 6. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Computer equipment	$1,401	$658
Lab equipment	2,299	1,324
Testing equipment	446	313
Leasehold improvements	1,242	765
Furniture, fixtures and other equipment	436	401
Construction in progress	440	—
Total property, plant and equipment	$6,264	$3,461
Less: accumulated depreciation	(2,509)	(1,847)
Total property, plant and equipment, net	$3,755	$1,614

Depreciation related to property, plant and equipment was $0.3 million and $0.2 million for the three months ended September 30, 2021, and September 30, 2020, respectively, and $0.7 million and $0.6 million for the nine months ended September 30, 2021, and September 30, 2020, respectively.

Note 7. Other current assets

	September 30,	December 31,
	2021	2020
Deferred transaction costs	$—	$3,041
Prepaid expenses	3,336	1,105
Contract assets	3,777	626
Vendor deposits	716	198
Other current assets	628	—
Total other current assets	$8,457	$4,970

Note 8. Other current liabilities

	September 30,	December 31,
	2021	2020
Sales tax payable	$260	$180
Contract liabilities	—	51
Other current liabilities	262	44
Total other current liabilities	$522	$275

Note 9. Capital Structure

As of September 30, 2021, the Company had authorized a total of 432,000,000 shares for issuance, with 422,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock.

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

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of September 30, 2021, no shares of preferred stock were issued and outstanding.

Warrants

As of September 30, 2021, the Company had 12,075,000 public and 384,000 private warrants outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.

Note 10. Earnings Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net Loss	$(26,605)	$(4,754)	$(70,136)	$(16,557)
Net loss attributable per share to common stockholders	(26,605)	(4,754)	(70,136)	(16,557)

Denominator:
Weighted average shares of common stock outstanding — Basic	212,587,878	143,942,078	196,302,040	139,526,408
Dilutive effect of potential common stock	—	—	—	—
Weighted average shares of common stock outstanding — Diluted	212,587,878	143,942,078	196,302,040	139,526,408
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.13)	$(0.03)	$(0.36)	$(0.12)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Nine Months Ended September 30,
	2021	2020
Common stock options issued and outstanding	15,309,123	17,999,794
Restricted stock	—	4,359,852
Restricted stock units	6,550,785	—
Total	21,859,908	22,359,646

Note 11. Stock-based Compensation

Stock Options

The Company maintains the 2016 Stock Incentive Plan and the 2021 Incentive Award Plan (the “Stock Plans”) under which incentive stock options, non-qualified stock options and RSUs may be granted to employees. Under the Stock Plans, the Company has 9,353,311 shares available for issuance as of September 30, 2021.

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

A summary of the Company’s stock option activity for nine months ended September 30, 2021, is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	17,801,986	$0.36	8.27	$140,560
Exercised	(2,459,227)	0.28	—	—
Forfeited	(33,636)	0.48	—	—
Outstanding as of September 30, 2021	15,309,123	0.37	7.36	115,890
Vested and exercisable as of September 30, 2021	10,316,079	0.30	7.10	78,793
Vested and expected to vest as of September 30, 2021	15,309,123	0.37	7.36	$115,890

As of September 30, 2021, the Company had $5.8 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 2.1 years.

As of September 30, 2021, the Company recognized $1.1 million of the additional compensation expense for certain stock option grants that had a performance vesting condition that was satisfied as of the Closing of BCA.

Restricted Stock Units

The following table summarizes our RSU activity which includes performance-based RSUs for the nine months ended September 30, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	1,536,195	$7.74
Granted	5,761,684	10.69
Released	(533,184)	9.09
Forfeited	(213,910)	9.27
Outstanding as of September 30, 2021	6,550,785	$10.17

As of September 30, 2021, the Company had $58.6 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted average period of 3.1 years.

On the closing, the liquidity event-related vesting condition applicable to RSUs granted by Aeva, Inc. was satisfied. As a result, the Company’s outstanding RSUs vested to the extent the applicable service condition was satisfied as of such date. The vesting of these outstanding RSUs resulted in approximately $2.7 million of incremental stock-based compensation expense during the nine months ended September 30, 2021.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$593	$241	$1,003	$470
Research and development expenses	4,806	388	8,624	1,255
General and administrative expenses	2,017	367	6,209	1,070
Sales and marketing expenses	107	13	209	20
Total	$7,523	$1,009	$16,045	$2,815

Note 12. Income Taxes

Components of Income Before Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousand):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Domestic	$(26,605)	$(4,754)	$(70,136)	$(16,557)
Foreign	—	—	—	—
Income (loss) before income taxes	$(26,605)	$(4,754)	$(70,136)	$(16,557)

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and nine months ended September 30, 2021 and September 30, 2020, the Company recognized no provision for income taxes.

Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Note 13. Commitments and Contingencies

Leases

In March 2018, the Company entered into a lease for office space located in Mountain View, California. In June 2020, the Company extended the term of the lease to June 30, 2023. The Company is using the facility for office, manufacturing and research and development purposes. In connection with the lease, the Company recognized an operating lease right-of-use asset of $1.7 million and an aggregate lease liability of $1.7 million on its condensed consolidated balance sheet. The remaining lease term as of September 30, 2021 is one year and nine months.

In January 2021, the Company entered into a lease for office and research and development located in Milpitas, California. The lease term commenced in March 2021 and ends in April 2026. In connection with the lease, the Company recognized an operating lease right-of-use asset of $4.7 million and an aggregate lease liability of $4.6 million on its condensed consolidated balance sheet. The remaining lease term as of September 30, 2021 is five years and seven months.

In July 2021, the Company entered into a lease for additional office space located in Mountain View, California. The lease term commenced in August 2021 and ends in July 2025. In connection with the lease, the Company recognized an operating lease right-of-use asset of $5.8 million and an aggregate lease liability of $5.8 million on its condensed consolidated balance sheet. The remaining lease term as of September 30, 2021 is three years and 10 months.

The weighted average incremental borrowing rate used to measure the operating lease liability is 5.25%. Operating lease cost for three and nine months ended September 30, 2021, was $0.8 million and $1.5 million, respectively. The rent expense for the three and nine months ended September 30, 2020, was $0.2 million and $0.5 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2021 (in thousands):

Operating Leases
Remainder of 2021	$820
2022	3,332
2023	2,977
2024	2,748
2025	1,969
Thereafter	290
Total minimum lease payments	12,136
Less: imputed interest	(1,126)
Total lease liability	$11,010

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

For the three months ended September 30, 2021, two customers accounted for 81% and 15% of the Company's revenue. For the three months ended September 30, 2020, one customer accounted for 89% of the Company’s revenue.

For the nine months ended September 30, 2021, two customers accounted for 81% and 11% of the Company’s revenue. For the nine months ended September 30, 2020, two customers accounted for 75%, and 11% of the Company’s revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of Aeva’s results of operations and financial condition should be read in conjunction with the information set forth in the financial statements and the notes thereto included elsewhere in this Form 10-Q. This discussion may contain forward-looking statements based upon Aeva’s current expectations, estimates, and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Unless the context otherwise requires, all references in this section to “we,” “our,” “us” “the Company” or “Aeva” refer to the business of Aeva Technologies, Inc., a Delaware corporation, and its subsidiaries.

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

As major automotive original equipment manufacturers (“OEMs”) and leading mobility and technology companies look for comprehensive perception solutions to accelerate their autonomous driving programs into production, we believe Aeva is uniquely positioned to provide a superior solution to enable autonomous driving at scale. Furthermore, we believe the advantages of our 4D LiDAR-on-chip allow us to provide the first LiDAR solution that is fully integrated onto a chip with superior performance, low power, and affordable costs, with the potential to drive new categories of perception across industrial automation, consumer electronics, consumer health, and security markets.

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

COVID-19 Impact

The COVID-19 pandemic has not adversely affected Aeva’s customers’ business operations and has not impacted Aeva’s sales in the first nine months of 2021 and 2020. The extent of the impact of the coronavirus pandemic on Aeva’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on its customers, suppliers, and employees, all of which is uncertain at this time. Aeva expects the COVID-19 pandemic to adversely impact revenue and results of operations, but Aeva is unable to predict at this time the size and duration of this adverse impact. Aeva is observing a larger trend of automakers shifting course in “make vs buy” decisions as it relates to autonomous solutions and software systems. As cash flows tighten, more automakers are looking to limit the potentially massive investments required to develop autonomous software and systems for which they do not necessarily have substantial expertise. As a result, several automakers are more open to and accepting of a model to incorporate full-stack hardware and software solutions from suppliers, which for autonomy is particularly relevant for Aeva. For more information on Aeva’s operations and risks related to health epidemics, including the COVID-19 pandemic, please see the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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

Aeva believes it has the opportunity to establish high margin unit economics for certain of its products when operating at scale. Its future performance will depend on its ability to deliver on these economies of scale with lower product costs to enable widespread industry adoption. Aeva believes its business model is positioned for scalability due to the ability to leverage the same product platform across markets and customer base, relationships with leading foundries and contract manufacturers and use of proven manufacturing processes. Our customers will require that our perception solutions be manufactured and sold at per-unit prices that are affordable for our customers. Our ability to compete in key markets will depend on the success of our efforts to efficiently and reliably produce cost-effective perception solutions for our commercial-stage customers.

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

Components of Results of Operations

Revenue

Revenue consists of sales of perception solutions or sensing systems and non-recurring engineering services.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021, and 2020

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this quarterly statement. The following table sets forth Aeva’s results of operations data for the periods presented:

	Three Months Ended September 30,
	2021	2020	Change $	Change %
	(in thousands, except percentages)
Revenue	$3,483	$1,945	$1,538	79%
Cost of revenue	2,301	986	1,315	133%
Gross profit	1,182	959	223	23%
Operating expenses:
Research and development	20,908	4,303	16,605	386%
General and administrative expenses	6,739	1,208	5,531	458%
Selling and marketing expenses	922	203	719	354%
Total operating expenses	28,569	5,714	22,855	400%
Loss from operations	(27,387)	(4,755)	(22,632)	476%
Interest income	119	3	116	3,867%
Other income (expense), net	663	(2)	665	(33250)%
Net loss before taxes	(26,605)	(4,754)	(21,851)	460%
Income tax provision	—	—	—	0%
Net loss	$(26,605)	$(4,754)	$(21,851)	460%

Revenue

Revenue increased by $1.5 million, or 79%, to $3.5 million for the three months ended September 30, 2021, from $1.9 million in the three months ended September 30, 2020. The increase was primarily due to a $1.2 million increase in non-recurring engineering services revenue and the increase in sale of prototypes by $0.3 million.

Cost of revenue and gross profit

Cost of revenue increased by $1.3 million, or 133%, to $2.3 million for the three months ended September 30, 2021, from $1.0 million in the three months ended September 30, 2020. The change was primarily due to an increase in costs related to non-recurring engineering services revenue.

Gross profit as a percentage of revenue decreased to 34% for the three months ended September 30, 2021, from 49% in the three months ended September 30, 2020, primarily due to a lower selling price on prototype units sold during three months ended September 30, 2021. Gross margin for non-recurring engineering services also decreased primarily due to higher employee cost.

Operating expenses

Research and development

Total research and development expense increased by $16.6 million, or 386%, to $20.9 million for the three months ended September 30, 2021, from $4.3 million for the three months ended September 30, 2020. Research and development expenses increased primarily due to an increase in material, software licenses and payroll expenses due to continued expansion for product development. Payroll expenses increased by $5.6 million, material, software licenses, and service related expenses increased by $5.3 million, stock-based compensation expenses increased by $4.4 million, facility expenses increased by $0.6 million, consulting increased by $0.4 million, other equipment expenses increased by $0.2 million, and loss on fixed asset increased by $0.1 million.

General and administrative

Total general and administrative expense increased by $5.5 million, or 458%, to $6.7 million for the three months ended September 30, 2021, from $1.2 million for the three months ended September 30, 2020. General and administrative expense increased primarily due to an increase in employee expenses as a result of increased headcount. Stock-based compensation expenses increased by $1.7 million, professional fees increased by $1.3 million, payroll expenses increased by $1.1 million, insurance expenses increased by $1.0 million, other equipment and facility expenses increased by $0.3 million, and recruiting and other employee expenses increased by $0.1 million.

Selling and marketing

Total selling and marketing expense increased by $0.7 million, or 354%, to $0.9 million for the three months ended September 30, 2021, from $0.2 million for the three months ended September 30, 2020. Sales and marketing expense increased primarily due to an increase in employee expenses as a result of increased headcount. Payroll expenses increased by $0.3 million, marketing related expense increased by $0.2 million, stock-based compensation expenses increased by $0.1 million, and facility and travel expenses increased by $0.1 million.

Interest income

Interest income increased by $0.1 million during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase is due to higher balance of cash and cash equivalent and marketable securities during three month ended September 30, 2021 as compared to September 30, 2020, partially offset by a decrease in interest rate yield in the current period as compared to the same period last year.

Other income (expense), net

Other income (expense), net was $0.7 million for the three months ended September 30, 2021, primarily due to decrease in the fair value of private placement warrant liability which was recorded as other income.

Comparison of the Nine Months Ended September 30, 2021, and 2020

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this quarterly statement. The following table sets forth Aeva’s results of operations data for the periods presented:

	Nine Months Ended September 30,
	2021	2020	Change $	Change %
	(in thousands, except percentages)
Revenue	$6,392	$4,111	$2,281	55%
Cost of revenue	3,903	2,191	1,712	78%
Gross profit	2,489	1,920	569	30%
Operating expenses:
Research and development	51,019	14,283	36,736	257%
General and administrative expenses	21,641	3,339	18,302	548%
Selling and marketing expenses	2,079	1,027	1,052	102%
Total operating expenses	74,739	18,649	56,090	301%
Loss from operations	(72,250)	(16,729)	(55,521)	332%
Interest income	228	194	34	18%
Other income (expense), net	1,886	(22)	1,908	(8673)%
Net loss before taxes	(70,136)	(16,557)	(53,579)	324%
Income tax provision	—	—	—	0%
Net loss	$(70,136)	$(16,557)	$(53,579)	324%

Revenue

Revenue increased by $2.3 million, or 55%, to $6.4 million for the nine months ended September 30, 2021, from $4.1 million in the nine months ended September 30, 2020. This was primarily due to a $1.9 million increase in non-recurring engineering services revenue, and the increase in sale of prototypes by $0.4 million.

Cost of revenue and gross profit

Cost of revenue increased by $1.7 million, or 78%, to $3.9 million for the nine months ended September 30, 2021, from $2.2 million in the nine months ended September 30, 2020. The change was primarily due to an increase in costs related to non-recurring engineering services revenue by $1.4 million and costs related to sale of prototype units by $0.3 million.

Gross profit as a percentage of revenue decreased to 39% for the nine months ended September 30, 2021, from 47% in the nine months ended September 30, 2020, primarily due to a lower margin on the sale of prototype units sold during nine months ended September 30, 2021, additionally gross margin was lower for non-recurring engineering revenue due to increased employee cost.

Operating expenses

Research and development

Total research and development expense increased by $36.7 million, or 257%, to $51.0 million for the nine months ended September 30, 2021, from $14.3 million for the nine months ended September 30, 2020. Research and development expense increased primarily due to an increase in material, software licenses and employee expenses due to continued expansion for product development. Material, software licenses, and service expenses increased by $14.8 million, payroll expenses increased by $12.6 million, stock-based compensation expenses increased by $7.4 million, facility expenses increased by $1.0 million and other equipment expenses increased by $0.5 million, professional fees increased by $0.3 million, and other employee related costs increased by $0.1 million.

General and administrative

Total general and administrative expense increased by $18.3 million, or 548%, to $21.6 million for the nine months ended September 30, 2021, from $3.3 million for the nine months ended September 30, 2020. General and administrative expense increased primarily due to an increase in employee costs. Stock-based compensation expenses increased by $5.1 million, professional fees increased by $4.9 million, payroll expenses increased by $4.7 million, insurance expenses increased by $2.4 million, other employee related costs including travel increased by $0.6 million, other equipment expenses increased by $0.4 million, and facility expense increased by $0.2 million.

Selling and marketing

The selling and marketing expense increased by $1.1 million, or 102%, to $2.1 million for the nine months ended September 30, 2021, from $1.0 million for the nine months ended September 30, 2020. Payroll expenses increased by $0.5 million, stock-based compensation expenses increased by $0.2 million, and recruiting expenses increased by $0.2 million, and other marketing expenses increased by $0.2 million.

Interest income

Interest income increased by $35,000 during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This was primarily due to a higher balance of cash and cash equivalent and marketable securities during the nine month ended September 30, 2021 as compared to September 30, 2020, partially offset by decrease in interest rate yield in the current period as compared to the same period last year.

Other income (expense), net

Other income (expense), net was $1.9 million for the nine months ended September 30, 2021, primarily due to a change in the fair value of private placement warrant liability which was recorded as other income.

Liquidity and Capital Resources

Sources of Liquidity

Aeva’s capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support R&D efforts, investments in information technology systems, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. As of September 30, 2021, Aeva had cash and cash equivalents and marketable securities totaling $477.7 million. Prior to the Business Combination, Aeva’s principal sources of liquidity have been proceeds received from the issuance of private equity.

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

Aeva has incurred negative cash flows from operating activities and losses from operations in the past as reflected in its accumulated deficit of $131.2 million as of September 30, 2021. Aeva expects to continue to incur operating losses due to continued investments that it intends to make in its business, including development of products. Aeva believes that existing cash and cash equivalent and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(57,157)	$(14,576)
Cash used in investing activities	(373,496)	(726)
Cash provided by financing activities	513,485	37
Net increase (decrease) in cash and cash equivalents	$82,832	$(15,265)

Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $57.2 million, attributable to a net loss of $70.1 million and a net change in our net operating assets and liabilities of $4.1 million, partially offset by non-cash charges of $17.1 million. Non-cash charges primarily consisted of $16.0 million in stock-based compensation, $0.7 million in depreciation expense, $1.2 million in amortization of right of use, $1.2 million in amortization of premium on available for sale securities, partially offset by $1.9 million change in the fair value of warrant liabilities. The change in net operating assets and liabilities was primarily due to a $6.7 million increase in other current assets, a $1.1 million increase in accounts receivable due to an increase in sales, a $2.1 million increase in inventory, a $0.8 million increase in other non-current assets, a $3.3 million increase in accrued liability, a $3.3 million increase in accounts payable resulting primarily from expansion in our operating activities. These changes were partially offset by a $1.1 million decrease in lease liability.

For the nine months ended September 30, 2020, net cash used in operating activities was $14.6 million, attributable to a net loss of $16.6 million and a net change in our net operating assets and liabilities of $1.4 million, partially offset by non-cash charges of $3.4 million. Non-cash charges primarily consisted of $2.8 million in stock-based compensation and $0.6 million in depreciation expense. The change in our net operating assets and liabilities was primarily due to a $1.4 million decrease in other current assets and $0.5 million decrease in inventories, which was partially offset by a $0.4 million increase in accounts receivable.

Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $373.5 million, attributable to purchase of marketable securities investments of $454.4 million, partially offset by maturity and sale of available-for-sale investments of $83.1 million and purchase of property and equipment of $2.2 million.

For the nine months ended September 30, 2020, net cash used in investing activities was $0.7 million, attributable to purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $513.5 million, attributable to net proceeds of $513.3 million from the Business Combination and PIPE financing and proceeds of $0.7 million from stock option exercises, this was offset by payment of taxes on net settlement of RSUs by $0.5 million.

For the nine months ended September 30, 2020, net cash provided by financing activities was attributable to proceeds from stock option exercise.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of September 30, 2021, and the years in which these obligations are due:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Contractual obligations:
Operating lease obligations	$12,136	$820	$6,309	$4,717	$290
	$12,136	$820	$6,309	$4,717	$290

Off-Balance Sheet Arrangements

As of September 30, 2021, Aeva has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Stock-Based Compensation

Aeva recognizes the cost of stock-based awards granted to its employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. Aeva elected to recognize the effect of forfeitures in the period they occur. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date. The fair value of each stock option grant was determined by the Company using the Black-Scholes option-pricing model, which is impacted by the following assumptions:

•
Expected Term — Expected term is the length of time the grant is expected to be outstanding before it is exercised or terminated. This number is calculated as the midpoint between the vesting term and the original contractual term (contractual period to exercise). If the option contains graded vesting, then the vesting term would be based on the vesting pattern.
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

Interest rate risk

Our cash and cash equivalents and marketable securities as of September 30, 2021, consisted of $477.7 million in bank deposits, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents, and marketable securities.

Foreign Currency Exchange Risk

There was no material foreign currency risk for the nine months ended September 30, 2021.

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

Aeva’s management is in the process of developing a remediation plan which includes, without limitation, the hiring of additional accounting and finance personnel with technical public company accounting and financial reporting experience. The material weaknesses will not be considered remediated until management designs and implement effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company has completed the test of design and is in the process of completing operating effectiveness of internal control over financial reporting.

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

Summary Risk Factors

Our business is subject to numerous material and other risks that you should be aware of before making an investment decision. These risks are described more fully in the section entitled “Risk Factors.” These risks include, among others:

•
Aeva is an early stage company and has only sold or otherwise provided prototypes and non-recurring engineering services to customers for the purpose of R&D and testing. If such programs are not fully developed and commercialized, Aeva may never achieve or sustain profitability.
•
Aeva’s limited operating history makes it difficult to evaluate its future prospects and the risks and challenges it may encounter.
•
If Aeva’s products are not selected for inclusion in development programs or are not adopted by automotive OEMs, automotive tier 1 companies, mobility or technology companies or their respective suppliers, Aeva’s business will be materially and adversely affected.
•
Because some of the materials and components in Aeva’s products come from limited or single source suppliers, Aeva is susceptible to supply shortages, long lead times for components, and supply changes.
•
Aeva expects to incur substantial R&D costs and devote significant resources to identifying and commercializing new products, which could significantly reduce its profitability or increase its losses and may never result in revenue to Aeva.
•
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
•
Market adoption of LiDAR, including Aeva’s 4D LiDAR technology, is uncertain.
•
Aeva may experience difficulties in managing its growth and expanding its operations.
•
Aeva’s transition to an outsourced manufacturing business model may not be successful.
•
Aeva’s sales and operations in international markets expose it to operational, financial and regulatory risks.
•
Aeva’s business could be materially and adversely affected by the current global COVID-19 pandemic or other health epidemics and outbreaks.
•
Aeva may be subject to product liability or warranty claims that could result in significant direct or indirect costs.
•
Aeva’s business could be materially and adversely affected if it lost any of its largest customers or if they were unable to pay their invoices.
•
Aeva may experience difficulties in managing its growth and expanding its operations.
•
Aeva operates in a highly competitive market and some market participants have substantially greater resources.
•
In connection with Aeva’s financial statement close process for the years ended December 31, 2019 and 2020, a material weakness was identified in the design and operating effectiveness of its internal control over financial reporting. If Aeva fails to develop and maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in the Company.
•
Developments in alternative technology may adversely affect the demand for Aeva’s 4D LiDAR technology.

•
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

Aeva has incurred net losses on an annual basis since its inception. Aeva incurred a net loss of $70.1 million for the nine months ended September 30, 2021 and net loss of $25.6 million for the year ended December 31, 2020, respectively. Aeva has only sold or otherwise provided prototypes and non-recurring engineering services and believes that it will continue to incur operating and net losses each quarter until at least the time it begins commercial deliveries of its products, which are not expected to begin until 2024 and may occur later or not at all. Even if Aeva is able to successfully develop and sell its products, there can be no assurance that they will be commercially successful. Aeva’s potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of its products, which may not occur. Because Aeva will incur the costs and expenses of developing and commercializing its products before it receives any significant revenues with respect thereto, Aeva’s losses in future periods may be significant. Aeva may never achieve or sustain profitability.

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

Aeva’s future growth depends on developing its products, penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. Aeva plans to incur substantial, and potentially increasing, R&D costs as part of its efforts to design, develop, manufacture and commercialize new products and enhance existing products. Aeva’s R&D expenses were $50.9 million, and $14.3 million during the nine months ended September 30, 2021 and 2020, respectively, and are likely to grow in the future. Because Aeva accounts for R&D as an operating expense, these expenditures will adversely affect its results of operations in the future. Further, Aeva’s R&D program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.

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

Although Aeva continues to pursue a broad customer base, it is dependent on a small number of large customers with strong purchasing power. In 2021, Aeva’s top two customers accounted for 92% of its revenue for nine months ended September 30,2021. In 2020, Aeva’s top two customers represented 86% of its revenue for the nine months ended September 30, 2020. The loss of business from any of Aeva’s major customers (whether by lower overall demand for its products, cancellation of existing contracts or product orders or the failure to design in its products or award Aeva new business) could have a material adverse effect on its business.

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

Aeva’s management is in the process of developing a remediation plan which shall include, without limitation, the hiring of additional accounting and finance personnel with technical public company accounting and financial reporting experience. The material weaknesses will not be considered remediated until management designs and implement effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company has completed the test of design and is in the process of completing operating effectiveness of internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

Unregistered Sales of Equity Securities

We sold no securities during the three months ended September 30, 2021 that were not registered under the Securities Act.

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
3.1

Second Amended and Restated Certificate of Incorporation of Aeva Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

3.2	Amended and Restated By-laws of Aeva Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

AEVA TECHNOLOGIES, INC.

Date: November 12, 2021	By:	/s/Soroush Salehian Dardashti
Soroush Salehian Dardashti
Chief Executive Officer

Date: November 12, 2021	By:	/s/ Saurabh Sinha
Saurabh Sinha
Chief Financial Officer