Form 10-K
period 2021-12-31
Aeva Technologies, Inc.
filed 2022-03-01
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Exchange Stock Market on June 30, 2021, was $888 million.

The number of shares of Registrant’s Common Stock outstanding as of February 21, 2022, was 215,994,036.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding future events and our future results that are subject to the safe harbors created under the Securities Act and the Exchange Act. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, the expected impact of the COVID-19 pandemic on our operations, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “goal,” “plan,” “intend,” “expect,” “seek”, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I, Item 1A. Risk Factors,” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.

As used in this report, the terms “Aeva,” “we,” “us,” “our,” and “the Company” mean Aeva Technologies, Inc. and its subsidiaries unless the context indicates otherwise.

Item 1. Business.

Overview

Our goal is to bring perception to all devices. Through our Frequency Modulated Continuous Wave (“FMCW”) sensing technology, we believe we are introducing the world’s first 4D LiDAR-on-chip that, along with our proprietary software applications, enables the adoption of LiDAR across broad applications. We believe that our solutions will allow for the wide-scale adoption of autonomous driving. Furthermore, we believe that our proprietary 4D LiDAR technology has the potential to enable new categories for perception across consumer electronics, consumer health, industrial automation and security applications.

Founded in 2017 by former Apple engineers Soroush Salehian and Mina Rezk and led by a multidisciplinary team of engineers and operators experienced in the field of sensing and perception, Aeva’s mission is to bring the next wave of perception technology to broad applications from automated driving to consumer electronics, consumer health, industrial automation and security. Our 4D LiDAR-on-chip combines silicon photonics technology that is proven in the telecom industry with precise instant velocity measurements and long-range performance for commercialization.

On March 12, 2021 (the “Closing Date”), Aeva, Inc. consummated a business combination (the “Business Combination”) with InterPrivate Acquisition Corp. (the Company’s predecessor, which was originally incorporated in Delaware as a special purpose acquisition company (“IPV”)) pursuant to the Business Combination Agreement dated as of November 2, 2020 (the “BCA”), by and among IPV, WLLY Merger Sub Corp., a wholly owned subsidiary of IPV, and Aeva, Inc. Immediately upon the consummation of the Business Combination, WLLY Merger Sub Corp. merged with and into Aeva, Inc., with Aeva, Inc. surviving the merger as a wholly owned subsidiary of IPV. IPV changed its name to Aeva Technologies, Inc. and the pre-combination Aeva retained its name of Aeva, Inc.

As a development stage company, we work closely with our customers on the development and commercialization of their programs and the utilization of our products in such programs. Thus far, our customers have purchased prototype products and engineering services from us for use in their research and development programs. We are expanding our manufacturing capacity through third-party manufacturers to meet our customers’ anticipated demand for the production of our products.

Unlike legacy 3D LiDAR, which relies on Time-to-Flight (“ToF”) technology and measures only depth and reflectivity, Aeva’s solution leverages a proprietary FMCW technology to measure velocity in addition to depth, reflectivity and inertial motion. We believe the ability of Aeva’s solution to measure instant velocity for every pixel is a major advantage over ToF-based sensing solutions. Furthermore, Aeva’s technology is free from interference from other LiDAR beams and sunlight, and our core innovations within FMCW are intended to enable autonomous vehicles to see at significantly higher distances up to 500 meters.

We believe the advantages of our 4D LiDAR-on-chip allows us to provide the first LiDAR solution that is fully integrated onto a chip with superior performance at scale, with the potential to allow for the wide-scale adoption of autonomous driving and drive new categories of perception across industrial automation, consumer electronics, consumer health, aerospace, and security markets.

Technology Overview

With the world’s first LiDAR that is integrated onto a silicon photonics chip module, Aeva’s proprietary FMCW technology combines instant velocity measurement for each pixel, superior long-range performance, immunity from any LiDAR or sunlight interference, at low optical power. We believe that the advantages of our innovative sensing technology allows us to address the next generation of autonomous driving applications.

Beyond automotive applications, Aeva’s 4D LiDAR architecture enables superior resolution and precise velocity sensing, which we believe positions Aeva to potentially drive new perception categories for industrial automation, consumer electronics, consumer health, and security applications.

Aeva’s 4D LiDAR Technology

Our 4D LiDAR technology is based on an approach that is fundamentally different from 3D ToF technology and traditional FMCW LiDAR technologies. Our technology differentiation is rooted in Aeva’s:

•
proprietary FMCW design;
•
integrated silicon photonics technology;
•
custom digital processing application-specific integrated circuit (“ASIC”); and
•
4D Perception software.

Aeva’s Proprietary FMCW Design

Unlike legacy 3D LiDAR, which relies on ToF technology to transmit high power pulses of light to measure an object’s range, Aeva’s 4D LiDAR uses a continuous, low power laser beam to measure the change in frequency of the waveform as it reflects off an object. This allows our 4D LiDAR to detect the instant velocity of every point with centimeters per second precision and measure range at distances up to 500 meters.

Aeva’s 4D LiDAR is also free of interference from other LiDAR beams and sunlight and operates at fractions of the optical power that is typically required to achieve long range performance in 3D ToF systems.

We believe that Aeva’s proprietary 4D LiDAR technology approach addresses some of the critical hurdles that have previously slowed the broad adoption of automotive LiDAR that is based on legacy 3D ToF technology:

Integration on silicon photonics enables compact form factor	Integrating the key optical components of a LiDAR onto one small silicon photonics module allows for compact form factor for volume scale
Free of interference	By carrying a unique signature for each beam, our 4D LiDAR can block any source of power that does not carry the unique signature, rendering it free of interference from other LiDAR and sunlight.
High sensitivity	Aeva’s 4D LiDAR is highly sensitive, which allows for long range performance up to 500 meters.
High dynamic range	Aeva’s 4D LiDAR is not prone to noise effects observed in ToF technologies when measuring highly reflective objects such as traffic signs on the road.
Higher sensitivity in inclement weather	Aeva’s 4D LiDAR has the potential to perform better in inclement weather by taking advantage of the continuous transmission of laser beams as opposed to short pulses in ToF LiDARs.
Instantaneous measurement of velocity	Aeva’s 4D LiDAR can directly measure the instantaneous velocity of every pixel by measuring the Doppler effects caused by the dynamic motion of objects.
Laser Safety	Due to a low power continuous beam, Aeva’s 4D LiDAR has better laser safety margins by design compared to ToF LiDAR approaches that require high power laser pulses.

Aeva’s technology also differs from other FMCW LiDAR technologies across multiple areas:

•
Point density and maximum range: Aeva’s implementation of an innovative FMCW technology approach breaks the dependency between maximum range and point density, enabling long range capability at high resolutions simultaneously, which has been a critical limitation of other FMCW LiDAR technologies.
•
Highly scalable laser solution: Aeva’s customized laser solution is fiber-less and based on scalable semiconductor manufacturing processes.
•
Long range performance: By leveraging our proprietary digital signal processing and our custom integrated photonics technology, Aeva’s technology is designed to achieve superior range performance up to 500 meters.
•
Low transceiver count: Aeva’s innovative FMCW technology approach allows for a low number of transceivers required to provide high resolution performance across the entire Field of View (“FOV”).
•
Integrated photonics built on proven processes: Aeva’s 4D LiDAR leverages proven semiconductor components integrated on scalable Complementary Metal Oxide Semiconductor (“CMOS”) based silicon photonics processes and does not rely on any exotic materials that are typically challenging to produce in volume.

Integrated Silicon Photonics Technology

Built on existing silicon CMOS and III-V technologies and semiconductor manufacturing processes, our solution measures depth, reflectivity and velocity for every pixel.

We believe that our technologies in the field of integrated photonics have the potential to enable 4D LiDAR-on-chip for broad applications:

•
Transmitter: Aeva uses its own proprietary semiconductor laser based on an existing low-cost III-V process already in production for telecom applications. Our fiber-less laser solution is power efficient and designed for Aeva’s proprietary signal processing to provide long range performance.

•
Detector: Aeva’s custom detector solution is based on existing and scalable semiconductor processes. Low cost photodetectors are integrated on a silicon photonics platform without the use of any exotic materials that are not producible in volume or higher cost detectors used in other LiDARs such as single-photon avalanche diode (“SPAD”) and avalanche photodetectors.
•
Silicon photonics platform: The core optics of Aeva’s 4D LiDAR is made of silicon photonics technology that brings together an integrated and mass-manufacturable optical sensing module in a compact form factor.

Custom Digital Signal Processing ASIC

Aeva’s complex digital signal processing (“DSP”) algorithms have been designed and developed to process the returned optical signal to enable our 4D LiDAR to achieve superior performance across all detectable targets. The result of these DSP algorithms is a high fidelity point cloud of 4D data (3D position as {x,y,z} plus instantaneous velocity) for every pixel.

The custom design of DSP algorithms for Aeva’s ASIC is the result of extensive development and validation of real-world road data, spanning a variety of road types, geographic and environmental conditions over multiple years. Aeva’s proprietary DSP algorithms have been designed to provide the following benefits:

•
Optimized detection algorithms custom developed for Aeva’s photonics solution enabling long range performance up to 500 meters;
•
High point density at low processing power enabled by proprietary detection algorithms that accelerate computationally intensive processing;
•
Accurate range and velocity measurements for targets across the entire field of view;
•
Low false alarm rates enables high confidence detections and reliable point cloud data; and
•
Real-time perception software utilizing 4D point cloud data.

We believe our custom digital signal processing has the potential to enable a high-performance, low-power ASIC solution that can operate across a variety of environmental conditions while meeting the stringent automotive grade safety and security requirements for production.

4D Perception Software

When combined with Aeva’s powerful perception software, our product allows for fast object detection and classification as well as precision tracking that is essential for a highly automated driving system. In addition, our vehicle state estimation software produces high quality vehicle dynamics and positioning information without the added inertial motion sensing hardware and software typically used in today’s vehicles.

Object Detection

With Aeva’s instantaneous velocity measurement per pixel, the complex task of finding moving objects such as vehicles, pedestrians and bicycles is not only made simple and precise but also fast. Whereas legacy 3D LiDAR systems require accumulating measurements over several samples to determine if an object is moving, Aeva’s instantaneous velocity measurement per pixel allows the task of detecting moving objects to be executed on a single sample, reducing the reaction time and improving the overall safety of the system.

Object Classification and Tracking

We believe our products can enhance our detection capabilities to track and classify dynamic detected objects using 4D LiDAR’s instant velocity data.

Vehicle State Estimation

Through the instantaneous measurement of velocity, Aeva’s 4D LiDAR can produce high quality estimates of vehicle positioning and dynamic properties such as velocity, acceleration, and rate of turn. Whereas high quality vehicle state estimation can be obtained today with expensive hardware solutions such as fiber optic based gyroscopes and high precision inertial motion sensors, Aeva’s 4D LiDAR as an edge device can provide high quality and precise estimates without the use of any additional hardware, thereby further reducing the requirements and costs of such additional hardware. These high quality estimates can be used to produce high fidelity 3D maps of the environment and inform the vehicle computer about the current dynamics state of the vehicle.

Ground Segmentation and Lane Detection

With Aeva’s precise static pixel measurement, the task of estimating where the ground lies in front of the vehicle to determine drivable regions is straightforward. This information can be used by the vehicle to determine drivable regions and lane markings on the road.

Aeva 4D LiDAR vs. Other Sensing Technologies

Machine perception has evolved from using basic vision sensors to multiple sensing solutions each complementing the other’s capability to provide new capability and safe function. Today’s machines utilize the following sensing inputs for perception function: color, velocity, depth, reflectivity and inertial motion. While each current sensing technology has varying capabilities to measure some of these input requirements, we believe that Aeva’s 4D LiDAR technology combine key advantages across all requirements. Below is a comparison of Aeva’s 4D LiDAR technology and other existing solutions today.

While we believe Aeva’s 4D LiDAR technology meets the requirements of perception function for automated driving and beyond, other sensing technologies have certain advantages.

For example, other sensing technologies, such as cameras and Radar, represent well-established and well-understood technologies. Cameras can measure higher resolution color information compared to LiDAR technology, which is advantageous in certain circumstances, for example, when reading traffic lights. Radars operate in the radio frequencies and thus can better measure through severe weather conditions where an optical sensor such as camera or LiDAR have visibility limitations. Additionally, Radar and camera technologies, as well as certain legacy LiDARs, have been deployed in certain production vehicles, while Aeva’s products are not yet mass produced.

Camera

Cameras can measure color at high resolution and can also be used to infer depth. However, cameras inherently cannot measure depth, velocity, reflectivity, or inertial motion, which are all essential for the function of assisted driving systems (“ADAS”) and autonomous driving applications. Monocular cameras, or commonly known as 2D cameras, are the primary sensing component in today’s ADAS systems. Distance calculations in these camera systems are approximations based on software algorithms but are not based on actual direct measurements of depth. The primary use of cameras for automotive applications today is in lane keep assist, automatic high beam control, and traffic sign recognition as well as use in adaptive cruise control and automatic emergency braking when combined with other technologies. Binocular cameras, commonly known as 3D cameras, use two cameras to provide the same functionality of 2D cameras but leverage software algorithms to infer depth estimation at short distances.

Despite camera performance limitations, which include poor visual performance across different environmental conditions and lack of velocity detection and accurate measurement of distance, cameras are low in cost and thus their use in current production vehicles is common. However, a number of Original Equipment Manufacturers (“OEMs”) and Tier-1 suppliers have developed camera systems with additional components to overcome inherent camera technology shortfalls that come at the expense of increased cost and complexity.

Radar

Radar is a sensing system that uses radio waves to determine various properties of objects. Radar applications were first introduced to passenger vehicles for consumer use over 20 years ago and radar is considered a mature technology. There are three typical major classes of automotive radar systems today: short-range radar, medium-range radar, and long-range radar. Short-range radar is used for collision proximity warning and safety and enables limited parking assist features. Medium-range radar watches the corners of the vehicle, performs blind spot detection, and observes other-vehicle lane cross over and helps avoid side/corner collisions. Long-range radar is a forward-looking sensor used for adaptive cruise control and early collision detection at far ranges.

Radar systems measure velocity and depth albeit at much lower resolution and precision across a variety of environmental and lighting conditions. Radar does not meet other reflectivity, color and inertial motion perception requirements.

Legacy 3D Time-of-Flight LiDAR

Legacy LiDAR is based on ToF technology and can measure depth and reflectivity. ToF LiDAR measures the distance between a sensor and an object based on the time difference between the emission of a laser pulse signal and its return to the sensor when reflected from the object. In ideal conditions, ToF LiDAR can accurately measure distances in a complete scene with a single laser pulse.

However, because ToF systems measure power directly at the detector, they typically suffer from multiple limitations:

•
Susceptible to interference: ToF sensors compete with other sources of optical power (e.g. sunlight and other LiDAR beams) and therefore are subject to inference.
•
High optical power: ToF LiDAR systems need higher-powered laser pulses to achieve better performance and overcome other interference sources.
•
Can’t directly measure velocity: ToF technology cannot measure pixel velocity instantaneously. ToF systems need multiple measurements to estimate the velocity of an object.
•
Higher cost and low scalability: High performance ToF LiDARs have a higher component count and/or are fiber based which can make them more costly and challenging to scale due to complex manufacturing techniques.

Almost all LiDAR systems in the market today are based on legacy ToF technology and face similar limitations highlighted above.

Our solutions and products

We provide perception solutions that enable our customers to see the world around them more clearly and in new ways. We believe that our products, based on Aeva’s proprietary 4D LiDAR technology have the potential to enable a diverse set of perception applications.

We have two primary product offerings for different market applications:

•
a 4D LiDAR solution, consisting of our 4D LiDAR sensing system with embedded software targeted towards automotive, industrial, and security applications; and
•
a silicon photonics engine, and software algorithms, for industrial automation, consumer electronics and consumer health applications.

Our solutions are generally expected to be incorporated into final products such as automobiles, industrial equipment and consumer devices. We expect that, after a rigorous, multi-year product design and engineering validation process, customers would select our solutions to be designed into specific final product models, and our solutions would be sold at agreed rates per unit for the lifetime of the customer’s product programs.

Within the automotive sector, we expect our 4D LiDAR solution to be integrated into the vehicle as part of the vehicle integration and production processes to provide perception sensing capability as part of the vehicle’s overall autonomous driving stack. We expect our 4D LiDAR solutions to be compatible for integration into passenger vehicles, trucks and new mobility vehicle platforms, and we are engaged with customers in each of these categories for the potential integration of our solutions into such vehicle platforms.

Within industrial applications, we expect our 4D LiDAR solution would be incorporated as part of an industrial automation platform solution (such as industrial metrology products or cargo moving robots used for factory automation). Within security applications, we expect our 4D LiDAR solution would be incorporated as part of security monitoring systems that may use other sensing and computer electronics systems. We expect to leverage the synergies of our supply chain and manufacturing counterparties within automotive applications to sell our solutions directly to industrial automation companies that develop manufacturing automation solutions for other industrial companies and to manufacture and distribute our products using our existing manufacturing counterparties.

Product overview

4D LiDAR System

Our 4D LiDAR system is based on an innovative FMCW technology that is built from the ground up on our proprietary silicon photonics chip.

Aeries for Automotive

We believe that our Aeries product meets the stringent long range performance and velocity sensing needs of our automotive customers for their autonomous vehicle development programs. Aeries provides over 120º field of view for distance up to 500 meters and can measure the instant velocity of every pixel with centimeter per second precision. Aeries is also free from any LiDAR or sunlight-based interference.

The production version of Aeries will be designed for automotive grade mass volume production across passenger car, trucking and mobility applications and will be developed in collaboration with our automotive and manufacturing counterparties.

Market Outlook

We believe that our innovative products can improve safety, reduce development effort of perception software and reduce costs of autonomous driving systems. In addition, we believe that our solutions solve perception problems across a broad set of market applications, including the automotive, consumer electronics, consumer health, industrial automation and security markets.

Automotive

The automotive industry is undergoing a transformative change towards autonomy that is driven by fundamental shifts in consumer behavior as well as an industry response to environmental, social and governance (“ESG”) initiatives. Rising safety and security concerns, increasing demand for a more reliable transportation system, and transition from car ownership to “Mobility as a Service”, are expected to also increase the demand for advanced driver assistance systems and autonomous vehicles.

Advanced driver-assistance systems — Level 1 and Level 2

Passenger cars. Growth in population, urbanization, and rising disposable income have driven higher demand for passenger cars. The autonomous passenger car industry is expected to see steady growth as consumer behavior continues to evolve. Currently, Level 1 passenger vehicles still account for a majority of the global autonomous passenger vehicles market, but automotive OEMs are collaborating with technology providers to provide Level 2 ADAS systems for passenger cars.

Autonomous driving — Level 3, Level 4 and Level 5

Autonomous trucking. The autonomous trucking industry is expected to grow rapidly, with North America currently the largest market, and other geographies such as Europe and Asia still in the early stages of adoption. Growing demand from the logistics and construction sectors and growth from other industrial sectors have contributed to the expansion of the autonomous trucking industry. Additionally, more stringent government rules and safety considerations have also generated demand for automated driving technology in this sector. Many truck OEMs are partnering with AD technology manufacturing companies to produce autonomous truck systems. Suppliers of top truck OEMs have also collaborated with several technology companies to develop autonomous systems.

We believe the autonomous trucking industry has the potential to rely heavily on high performance long range LiDAR sensing solutions for the detection of objects at long distance in order to provide safe braking distance and otherwise achieve safe automated driving functionality on the highway. We believe Aeva 4D LiDAR’s long range and fast detection capability can position us to provide attractive solutions for this market.

Passenger cars. We expect the transition to Level 3, Level 4 and eventually Level 5 vehicles to be a significant factor for our growth. Autonomous passenger cars depend on several types of automotive sensors such as camera, radar, and LiDARs, along with comprehensive software technology solutions to provide automated driving function such as highway automation and urban self-driving functionality. We believe automotive OEMs and Tier 1s will continue to partner with the most advanced technology companies to implement the best sensing perception systems that enable safe automated driving function at production scale.

New mobility. Over the past several years, a number of emerging mobility and technology players have entered into the autonomous driving market with a vision to develop fully autonomous vehicles. This segment has experienced substantial investments in research and development in anticipation of the roll-out of driverless mobility services to consumers. Some players, such as Waymo, Uber, Nuro and Zoox, have focused their research and development efforts on developing Level 4 and Level 5 robo-taxis for the delivery of people and goods. Additionally, autonomous technology providers collaborate with automotive OEMs and Tier 1 component providers to develop autonomous vehicles.

Consumer devices

Consumer electronics

We believe Aeva’s 4D LiDAR-on-chip technology has the potential to be utilized in consumer devices such as phones, tablets and smart glasses for various perception applications, including 3D mapping and AR/VR. The application of new sensing input devices used in consumer electronics is expected to continue to grow as innovations help drive down costs and increase performance of consumer electronics devices. AR/VR technology has the potential to be a significant source of demand for the consumer electronics industry. Several major product manufacturers and consumer electronics technology companies have been increasingly public about development of AR/VR feature sets in their next generation consumer electronics products. We believe LiDAR is capable of enabling new use cases for these applications, and some of the largest technology companies have already implemented LiDAR sensing technologies in their phone and tablet devices. The consumer electronics devices market is highly competitive with a few major players dominating the market, including Samsung, Apple and Huawei.

Consumer health

We believe that Aeva’s 4D LiDAR has the potential to enable new applications within the consumer health market, including for contactless health monitoring. Specifically, we see potential future opportunities within consumer healthcare devices where the demand is growing for non-invasive, accurate and low-power sensors that can monitor relevant vital signs such as pulse rate and respiration rate. Longer-term, there may be additional opportunities for our 4D LiDAR to be used in broader consumer health applications such as heart health monitoring and other home-based digital healthcare equipment.

Industrial automation

As manually intensive tasks become more automated, we believe the opportunity for our sensing solutions in industrial workplaces has the potential to expand. Aeva’s 4D LiDAR technology has the potential to offer robots, industrial metrology machines and other automation equipment as a way to perceive their surroundings in a more clear, accurate and cost-effective manner.

The growth of automation poses numerous benefits for industrial applications, including increased efficiency, lower labor costs, and enabling workers to allocate their time to more productive tasks. We believe that some of the same benefits that our 4D LiDAR technology provides for automotive safety applications are beneficial for increasing safety and improving production efficiencies in industrial manufacturing and factory automation environments.

Competition

Given the emerging nature of the automated driving industry and other industries where LiDAR solutions are applicable, there are a number of companies developing LiDAR technologies for automotive, industrial and other applications, including companies developing ToF LiDAR solutions and LiDAR solutions that may be similar to ours. In addition, certain automotive players may have their own internal LiDAR development programs. We believe a significant portion of these other companies are developing legacy 3D LiDAR systems, all of which utilize some variant of ToF technology architectures which we believe have certain limitations in performance, or require high power or are high cost.

There may be new companies that are independently developing LiDAR solutions that may be similar to ours. However, we believe that our innovative product design, substantial real world collected road data, intellectual property portfolio together with a strong engineering and operations team provide us with certain advantages.

Contracts and Customers

Thus far, we have generally entered into strategic partnership agreements, development agreements and similar agreements with customers in the automated and autonomous driving industry. Pursuant to these agreements, we have sold or otherwise provided product prototypes and non-recurring engineering services for the purpose of research and development and testing of our customers’ development programs. Since our inception, these types of arrangements have accounted for most of our revenues. More recently, we have entered into production memorandums of understanding, development agreements and similar arrangements with certain of our customers that outline the potential development and commercialization of our products into such customers’ vehicle programs and the utilization of Aeva’s products in such vehicle programs targeted for series production. However, there can be no assurance that any of our customers’ development programs will ever be developed and commercialized, and even if they are, there can be no assurance that we will receive production purchase orders from our customers or that our products will be selected in any such series production vehicle programs.

Intellectual Property

Our success and competitive advantage depends in part upon our ability to develop and protect our core technology and intellectual property. We own a growing portfolio of intellectual property, confidential technical information, and expertise in the development of LiDAR technology, coherent sensing, integrated silicon photonics, algorithms and software.

We have filed patent and trademark applications in order to further secure these rights and strengthen our ability to defend against third parties who may infringe on our rights. The applications cover a broad range of system level and component level aspects of LiDAR technology.

As of December 31, 2021, we have approximately 198 pending patent applications worldwide. In addition, we have approximately 4 registered U.S. trademarks and 15 pending U.S. trademark applications. Our patent applications cover a broad range of system level hardware and component level aspects of our key technologies including, among other things, FMCW LiDAR system, integrated photonics, laser solutions and perception software technology.

We also rely on trade secrets, experiences, design and manufacturing know-how, continuing technological innovations, and licensing and exclusivity opportunities to maintain and improve our competitive position. Additionally, we protect our proprietary rights through agreements with our commercial partners, supply-chain vendors, employees and consultants, as well as close monitoring of the developments and products in the industry.

Manufacturing Process

Since inception, we have entered into arrangements with third-party manufacturers to develop and manufacture our products for our customers’ development programs. We intend to continue to rely on third-party manufacturers, to commercialize our products for automotive grade production.

We have entered into development agreements, memorandums of understanding and similar agreements with third-party manufacturers that typically include collaborations to develop, assemble, test and distribute our automotive grade 4D LiDAR system to OEMs and automotive customers for their autonomous driving vehicle programs. We intend to utilize our production counterparties’ capabilities for the final assembly and test of our products and to produce our products at global manufacturing plants to provide our 4D LiDAR system, including our 4D LiDAR-on-chip, to our customers.

Research and Development

The markets in which Aeva competes are new and rapidly evolving across hardware and software applications. We invest significant resources into ongoing research and development programs because we believe our ability to grow our market position depends, in part, on innovative technologies that offer a unique value proposition for our customers and differentiation from our competitors.

Our research and development activities occur primarily in the San Francisco Bay Area. Our research and development team is responsible for developing our 4D LiDAR technology, creating new technologies and expanding our LiDAR and perception software solutions’ functionality. The team also designs our 4D LiDAR products, ensures it is designed for manufacturability and conducts required validation and verification activities. The research and development team also partners with our operations and supply chain teams with the goal of developing scalable commercial and reliable manufacturing processes and direct production material procurement and distribution. Our team consists of engineers, technicians, scientists, operators and professionals with experience from a wide variety of the world’s leading sensing, engineering, consumer electronics and automotive organizations.

Sales and Marketing

We take an insight-driven, account-based marketing approach to build and expand our relationships with customers and commercial counterparties. We collect feedback directly from our commercial counterparties to garner insights that help drive our business and products forward.

Government Regulation

At both the federal and state level, the United States has provided a positive legal environment to permit safe testing and development of autonomous functionality. We do not currently anticipate any near-term federal standards that would materially impede the deployment of our products or technology. Some states, however, particularly California and New York, still enforce certain operational or registration requirements for certain autonomous functions. We believe such hurdles will be removed as state regulators gain better experience with the technology. U.S. federal regulations, however, remain largely permissive of deployments of higher levels of safe and responsible autonomous functionality.

Foreign markets such as the EU and China also continue to develop their respective standards to define deployment requirements for higher levels of autonomy in these regions. As the cars that carry our sensors go into production, we will be subject to existing stringent requirements under the National Traffic and Motor Vehicle Safety Act of 1966, or the Vehicle Safety Act, including a duty to report, subject to strict timing requirements, safety defects with our products. The Vehicle Safety Act imposes potentially significant civil penalties for violations including the failure to comply with such reporting requirements. We are also subject to the existing U.S. Transportation Recall Enhancement, Accountability and Documentation Act, or TREAD, which requires equipment manufacturers, such as us, to comply with “Early Warning” requirements by reporting certain information to the NHTSA, such as information related to defects or reports of injury related to our products. TREAD imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the National Traffic and Motor Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with U.S. federal motor vehicle safety standards. Sales into foreign countries may be subject to similar regulations. As the development of federal and state regulation of autonomous machines and vehicles continues to evolve, we may be subject to additional regulatory schemes.

As a LiDAR technology company, we are subject to the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act and related FDA regulations. These requirements are enforced by the FDA. Electronic product radiation includes laser technology. Regulations governing these products are intended to protect individuals from hazardous or unnecessary exposure. Manufacturers are required to certify in product labeling and reports to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing, and distribution records for their products.

Similarly, we are also subject to trade, customs product classification and sourcing regulations. We are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that will require us to diligence, disclose and report whether our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products.

Finally, our operations are subject to various federal, state and local laws and regulations governing the occupational health and safety of our employees and wage regulations. We are subject to the requirements of the federal Occupational Safety and Health Act, as amended, and comparable state laws that protect and regulate employee health and safety.

Like all companies operating in similar industries, we are subject to environmental regulation, including water use; air emissions; use of recycled materials; energy sources; the storage, handling, treatment, transportation and disposal of hazardous materials; and the remediation of environmental contamination. Compliance with these rules may include permits, licenses and inspections of our facilities and products.

Human Capital

Our employees are critical to our success. As of December 31, 2021, we had 227 full-time employees based primarily in the San Francisco Bay Area. We also engage numerous consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in research and development and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

We recognize that attracting, hiring, motivating, and retaining diverse talent at all levels is vital to continuing our success. We believe that compensation should not only be competitive; it should be equitable and should enable employees to share in the Company’s success as stockholders of the Company. By continuing to foster an engaging work environment and focus on continued improvements to employee retention, we improve our ability to support and protect Aeva's long-term interests. The Company recognizes its people are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives.

The Company is committed to protecting its employees everywhere it operates. The Company has taken additional measures during the COVID-19 pandemic, including providing information resources, COVID testing, and face masks.

Facilities

Our corporate headquarters is located in the San Francisco Bay Area, where we lease two buildings with approximately 28,000 and 30,000 of square feet, respectively, pursuant to a lease that expires in June 2023 and July 2025, respectively. Our headquarters contains engineering, research and development, assembly and administrative functions. Additionally, we lease approximately 96,000 square feet located in the San Francisco Bay Area for our testing facility. This lease expires in April 2026. We believe that our facilities are adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Legal Proceedings

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

Corporate Information

Our principal offices are located at 555 Ellis Street, Mountain View, CA 94043, and our telephone number is (650) 481-7070. Our website address is www.aeva. The information contained on, or that can be accessed through, our website is not part of this report. Aeva is our registered trademark in the United States and in various international jurisdictions. Aeva, the Aeva logo and all of our product names appearing in this report are our trademarks. Other trademarks appearing in this report are the property of their respective holders.

Available Information

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC. Our website address is https://www.aeva.com. Information on our website is not part of this report. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov

Item 1A. Risk Factors.

RISK FACTORS

Our operating and financial results are subject to various risks and uncertainties, you should carefully consider the following risk factors, which could materially affect our business, financial condition or results of operations in future periods. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Summary Risk Factors

Our business is subject to numerous material and other risks that you should be aware of before making an investment decision. These risks are described more fully in the section entitled “Risk Factors.” These risks include, among others:

•
Aeva is an early stage company, with a history of losses, and has only sold or otherwise provided prototypes and non-recurring engineering services to customers for the purpose of R&D and testing of such customers' development programs. If such programs are not fully developed and commercialized, or if such programs experience significant delays, Aeva's business, financial condition and results of operations will be materially adversely affected and Aeva may never achieve or sustain profitability.
•
Aeva’s limited operating history makes it difficult to evaluate its future prospects and the risks and challenges it may encounter.
•
If Aeva’s products are not selected for inclusion in development programs, including development programs for assisted driving systems (“ADAS”) or autonomous driving systems (“AD”), are not adopted by automotive OEMs, automotive tier 1 companies, mobility or technology companies or their respective suppliers, Aeva’s business will be materially and adversely affected.
•
Aeva relies on third-party suppliers. Because some of the raw materials and key components in its products come from limited or single source suppliers, Aeva is susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt its supply chain and could delay deliveries of its products to customers, which could adversely affect Aeva's business results of operations and financial condition.
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
•
If market adoption of LiDAR, including Aeva's 4D LiDAR technology, does not continue to develop, or develops more slowly than Aeva expects, its business will be adversely affected. Aeva may experience difficulties in managing its growth and expanding its operations.
•
Aeva’s transition to an outsourced manufacturing business model may not be successful, which could harm its ability to deliver products and recognize revenue.
•
Aeva’s sales and operations in international markets expose it to operational, financial and regulatory risks, including possible unfavorable regulatory, political, tax and labor conditions, which could harm Aeva's business.
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
•
We are required to maintain effective internal control over financial reporting. Our management previously identified material weaknesses in our internal control over financial reporting which were remediated in the fourth quarter of fiscal year 2021. If other material weaknesses or control deficiencies are identified in the future, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner, which may adversely affect investor confidence in our Company and, as a result, the value of our common stock.
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

Aeva has incurred net losses on an annual basis since its inception. Aeva incurred a net loss of $101.9 million for the year ended December 31, 2021 and net loss of $25.6 million for the year ended December 31, 2020, respectively. Aeva has only sold or otherwise provided prototypes and non-recurring engineering services and believes that it will continue to incur operating and net losses each quarter until at least the time it begins commercial deliveries of its products, which are not expected to begin until 2024 and may occur later or not at all. Even if Aeva is able to successfully develop and sell its products, there can be no assurance that they will be commercially successful. Aeva’s potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of its products, which may not occur. Because Aeva will incur the costs and expenses of developing and commercializing its products before it receives any significant revenues with respect thereto, Aeva’s losses in future periods may be significant. Aeva may never achieve or sustain profitability.

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

Our estimate of total addressable market is subject to numerous uncertainties. If we have overestimated the size of our total addressable market now or in the future, our future growth rate may be limited.

The Company’s estimates of total addressable market are based on a variety of inputs, including production estimates per product group (which are largely based on global light vehicle production (“LVP”) data and estimates from IHS Markit), content per vehicle (“CPV”) estimates, the Company’s own market insights, estimates as to the pace and extent of standard-setting and regulatory change, internal market intelligence on prices and penetration/adoption rates of each expected product group and the Company’s history operating in the market (including, among other things, its order and bid experience).

We have not independently verified any third-party information, including LVP estimates by IHS Markit, and cannot assure you of its accuracy or completeness. While we believe our market size estimates are reasonable, such information is inherently imprecise. If IHS Markit or other third-party or internally-generated data used in our estimates proves to be inaccurate or we make errors in our assumptions based on such data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business. Even if our total addressable market meets our size estimates and experiences growth, we may not continue to grow our share of the market. Our growth is subject to many factors, including the successful implementation of our business strategy, which is subject to many risks and uncertainties. Accordingly, the estimates of our TAM included in this Annual Report should not be taken as indicative of our ability to grow

If Aeva and its collaborators are unable to successfully develop and commercialize Aeva’s products or services, or experience significant delays in doing so, Aeva’s business, financial condition and results of operations will be materially adversely affected.

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

Aeva’s forecasts are subject to significant uncertainty and are based on assumptions, analyses and internal estimates developed by Aeva’s management, any or all of which may not prove to be correct or accurate. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, Aeva’s actual operating results may differ `materially from those forecasted.

The forecasts include forecasts and estimates relating to the expected size and growth of the markets for which Aeva operates or seeks to enter. Such markets may not develop or grow, or may develop and grow at a lower rate than expected, and even if these markets experience the forecasted growth described herein, Aeva may not grow its business at similar rates, or at all. Aeva’s future growth is subject to many factors, including, among others, its ability to develop and commercialize its products and the market’s adoption of its products, both of which are subject to risks and uncertainties, many of which are beyond Aeva’s control. Accordingly, the forecasts and estimates of market size and growth described herein should not be taken as indicative of Aeva’s future growth. In addition, these forecasts may not take into account the impact of the current global COVID-19 pandemic, and Aeva cannot assure you that these forecasts will not be materially and adversely affected as a result of the COVID-19 pandemic.

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

If Aeva’s products are not selected for inclusion in development programs, including development programs for ADAS or autonomous driving systems (“AD”), or are not adopted by automotive OEMs, automotive tier 1 companies, mobility or technology companies or their respective suppliers, Aeva’s business will be materially and adversely affected.

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

In addition to developing products to be used in the automotive industry, Aeva is targeting the deployment of its products in the consumer electronics, consumer health device and industrial and security industries. Aeva's forecasts assume that Aeva will successfully commercialize its products in these industry segments, in addition to the automotive industry, and such successful market penetration represents a significant contribution to Aeva’s forecasted results. As a result, if Aeva’s products are not selected for inclusion by consumer electronics or consumer health device manufacturers or suppliers to industrial and security applications, Aeva’s business will be materially and adversely affected and Aeva’s actual results may differ materially from its forecasts.

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

Aeva’s future growth depends on developing its products, penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. Aeva plans to incur substantial, and potentially increasing, R&D costs as part of its efforts to design, develop, manufacture and commercialize new products, and enhance existing products and these costs are likely to grow in the future. Because Aeva accounts for R&D as an operating expense, these expenditures will adversely affect its results of operations in the future. Further, Aeva’s R&D program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.

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

Aeva expects to experience significant growth in the scope and nature of its operations. Aeva’s ability to manage its operations and future growth will require Aeva to continue to improve its operational, financial and management controls, compliance programs and reporting systems. Aeva is currently in the process of continuing to strengthen its compliance programs, including its compliance programs related to export controls, privacy and cybersecurity and anti-corruption. Aeva may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on its business, reputation and financial results.

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

Aeva’s outsourced manufacturing business model may not be successful. Aeva depends on manufacturing counterparties, assemble and test its products. If Aeva’s manufacturing counterparties are not able to perform their obligations at a sufficiently high standard or in a timely manner, Aeva’s ability to deliver products and recognize revenue may be harmed and its business could be adversely affected.

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

Aeva faces risks associated with manufacturing operations outside the United States.

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

We may not be able to anticipate changing customer and consumer preferences or respond quickly enough to changes in technology and standards to be able to develop and introduce commercially viable products.

Our ability to maintain and improve existing products, anticipate changes in technology, regulatory and other standards, and to successfully develop and introduce new and enhanced technologies and products on a timely basis will be a significant factor in our ability to be competitive and gain market acceptance. If we are unsuccessful or are less successful than our competitors in predicting the course of market development and perceptions of drivers regarding autonomous driving capabilities and solutions, developing innovative products, processes, and/or use of materials, or adapting to new technologies or evolving regulatory, industry or customer requirements, we will suffer from a competitive disadvantage. Further, the global automotive industry is experiencing a period of significant technological change, including the development of combined software and system-on-chip (“SoC”) hardware solutions to handle the influx of information coming into vehicles from increasing numbers of sensors and efficiently manage multilevel processing in real time while operating within a system's power budget. As a result, the success of portions of our business requires us to develop, acquire and/or incorporate new technologies. We may need to adjust our strategy and projected timelines based on how these technological challenges evolve over time.

There is a risk that these challenges will not be overcome, and that our investments in R&D initiatives will not lead to successful new products and a corresponding increase in revenue, which could have a material adverse effect on our business, results of operations and financial condition.

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

Although Aeva continues to pursue a broad customer base, it is dependent on a small number of large customers with strong purchasing power. In fiscal year 2021, Aeva’s top two customers accounted for 88% of its revenue. In fiscal year 2020, Aeva’s top two customers represented 76% of its revenue. The loss of business from any of Aeva’s major customers (whether by lower overall demand for its products, cancellation of existing contracts or product orders or the failure to design in its products or award Aeva new business) could have a material adverse effect on its business.

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

We may not have sufficient resources to fund our operating costs or all of our future research and development and capital expenditures or possible acquisitions or joint ventures.

Although we expect our current cash balance, combined with our future cash flows, will address our capital needs through 2022, we cannot be assured that this will be the case. Our operating environment is increasingly challenging, and our business and strategic plans may consume resources faster than we presently anticipate. In order to remain competitive, we must make substantial investments in research and development. Our products may require significant resources to develop both hardware and software solutions. Challenges of integrating new functionality into vehicles and the evolution of our customers’ performance requirements during development may also increase R&D costs. Customer demands for changes to our products to meet such performance requirements are difficult to predict both in terms of timing and cost. We may be unable to fund all of our research and development and capital investment needs or possible acquisitions or joint ventures, and we may have to pass on valuable long-term opportunities that arise. An inability to fund our future R&D, capital expenditures and product development needs could have a material adverse effect on our business, results of operations and financial condition.

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

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Even if these markets experience the forecasted growth, Aeva may not grow its business at similar rates, or at all. Aeva’s future growth is subject to many factors, including market adoption of its products, which is subject to many risks and uncertainties. Accordingly, any forecasts and estimates of market size and growth described herein, should not be taken as indicative of Aeva’s future growth. In addition, these forecasts do not take into account the impact of the current global COVID-19 pandemic, and Aeva cannot assure you that these forecasts will not be materially and adversely affected as a result.

We are required to maintain effective internal control over financial reporting. Our management previously identified material weaknesses in our internal control over financial reporting which were remediated in the fourth quarter of fiscal year 2021. If other material weaknesses or control deficiencies are identified in the future, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner, which may adversely affect investor confidence in our Company and, as a result, the value of our common stock.

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

These material weaknesses were remediated in the fourth quarter of fiscal year 2021. We cannot be certain that other material weaknesses and control deficiencies will not occur in the future or that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. If other material weaknesses are identified in the future, or if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, our reported financial results could be materially misstated and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the value of our common stock could decline.

To the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements and we could fail to meet our financial reporting obligations. The identification of such a material weakness could materially and adversely affect our business, our financial condition and the value of our common stock. If we are unable to assert that our internal control over financial reporting is effective in the future, investor confidence in the accuracy and completeness of our financial reports could be further eroded, which would have a material adverse effect on the price of our common stock.

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

Aeva’s current controls and any new controls that it develops may be inadequate because of changes in conditions in its business. Further, additional weaknesses in Aeva’s internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect Aeva’s operating results or cause it to fail to meet its reporting obligations and may result in a restatement of Aeva’s financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of Aeva’s internal control over financial reporting that it is required to include in its periodic reports filed with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in Aeva’s reported financial and other information.

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

The Company’s independent registered public accounting firm is required to formally attest to the effectiveness of its internal control over financial reporting annually. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which Aeva’s controls are documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on the Company’s business and operating results.

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

As of December 31, 2021, Aeva had 144.5 million of U.S. federal and 123.4 million of state net operating loss carryforwards available to reduce future taxable income, of which 141.3 million will be carried forward indefinitely for U.S. federal tax purposes and the remainder of losses will expire beginning in 2036 for federal and state tax purposes. The Company also has federal and California research and development tax credit carryforwards of $6.1 million and $4.9 million, respectively. The federal research credit carryforwards will expire in 2036 and California research credits can be carried forward indefinitely. It is possible that Aeva will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Aeva has not completed an analysis as to whether it has previously undergone an ownership change under these rules, and Aeva may experience ownership changes in the future. To the extent Aeva is not able to offset future taxable income with its net operating losses, Aeva’s cash flows may be adversely affected.

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

Changes in global political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where Aeva may purchase its components, sell its products or conduct its business could adversely affect Aeva’s business. The United States has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where Aeva conducts its business. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect Aeva’s business. For example, such changes could adversely affect the automotive market, Aeva’s ability to access key components or raw materials needed to manufacture its products (including, but not limited to, rare-earth metals), Aeva’s ability to sell its products to customers outside of the United States and the demand for its products. It may be time-consuming and expensive for Aeva to alter its business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on its business, financial condition and results of operations.

Our business may be adversely affected by regulations affecting the automobile safety and autonomous driving markets.

Government vehicle safety regulations are a key driver in our business. Historically, these regulations have imposed ever more stringent safety regulations for vehicles. Safety regulations have a positive impact on driver awareness and acceptance of active safety products and technology. These more stringent safety regulations often require vehicles to have more safety CPV and more advanced safety products, including active safety and driver assistance technology, which is a growth driver for the Company.

Changes in legislative, regulatory or industry requirements related to vehicle safety content may also render certain of our technologies or products obsolete or less attractive to our customers. Vehicle safety content requirements are subject to change based on a number of factors that are not within our control, including new scientific or medical data, adverse publicity regarding autonomous vehicles or technology, domestic and foreign political developments or considerations, and litigation relating to our products and our competitors’ products. Changes in government regulations in response to these and other considerations could have a severe impact on our business. If government priorities shift and we are unable to adapt to changing regulations, our business may suffer material adverse effects.

The regulatory obligation of complying with safety regulations could increase as federal and local regulators impose more stringent compliance and reporting requirements in response to product recalls, safety issues and product innovations in our industry. In the U.S., we are subject to the existing Transportation Recall Enhancement, Accountability and Documentation (TREAD) Act, which requires manufacturers to comply with “Early Warning” requirements by reporting to the National Highway Traffic Safety Administration (“NHTSA”) information related to defects or reports of death related to their products. TREAD imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the National Traffic and Motor Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with federal motor vehicle safety standards. In September 2016, United States Department of Transportation issued a Federal Automated Vehicles Policy as agency guidance for comment rather than in a rulemaking in order to enable the delivery of an initial regulatory framework and best practices to guide manufacturers and other entities in the safe design, development, testing, and deployment of highly automated vehicles. Since September 2016, the U.S. Department of Transportation has issued voluntary “guidance” for autonomous vehicle (AV) standards, including “Ensuring American Leadership in Automated Vehicle Technologies – Automated Vehicles 4.0” dated January 2020, to promote autonomous vehicle development. It is unknown when specific U.S. regulations for AVs may be released and what, if any, impact such regulations may have on us or our customers in terms of products, features and performance requirements.

As our technologies advance and develop beyond traditional automotive products, we may be subject to regulatory regimes beyond traditional vehicle safety rules and requirements. As a result, we may not identify all regulatory licenses or permits required for our products, or our products may operate beyond the scope of the licenses and permits we have obtained. Failing to obtain the required licenses, permits or other regulatory authorizations could result in investigations, fines or other penalties or proceedings. If any of the regulatory risks described above materialize, it could have a material adverse effect on our business, results of operations and financial condition.

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

The Company’s failure to effectively implement controls and procedures required by Section 404(a) and 404(b) of the Sarbanes-Oxley Act could have a material adverse effect on its business.

The Company is required to provide management’s attestation on internal controls. The standards required for a public company under Sections 404(a) and 404(b) of the Sarbanes-Oxley Act are significantly more stringent than those that were required of Aeva as a privately-held company. If the Company is not able to continue to adequately comply with the regulatory compliance and reporting requirements of Sections 404(a) and 404(b), it may be subject to adverse regulatory consequences that could harm investor confidence and the market price of its securities.

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

Risks Related to Our Common Stock

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

The market price and trading volume of our common stock may fluctuate widely.

The market price of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control, including:

•
a shift in our investor base;
•
our quarterly or annual earnings, or those of comparable companies;
•
actual or anticipated fluctuations in our operating results;
•
our ability to obtain financing as needed;
•
changes in laws and regulations affecting our business;
•
changes in accounting standards, policies, guidance, interpretations or principles;
•
announcements by us or our competitors of significant investments, acquisitions or dispositions;
•
the failure of securities analysts to cover our common stock;
•
changes in earnings estimates by securities analysts or our ability to meet those estimates;
•
the operating performance and stock price of comparable companies;
•
overall market fluctuations;
•
a decline in the automotive market; and
•
general economic conditions and other external factors.

Future issuances of common stock by us may cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock.

Your ownership in our common stock may be diluted by additional equity issuances.

Your percentage ownership in our common stock could be diluted in the future as a result of equity issuances for acquisitions, capital market transactions or otherwise, including any equity awards that we grant to our directors, officers and employees. Such awards could have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. In addition, our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred shares having such designation, powers, preferences and relative, participating, optional and other special rights as our board of directors generally may determine. The terms of one or more classes or series of preferred shares could dilute the voting power or reduce the value of our common stock.

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

The ongoing COVID-19 pandemic and the emergence or re-emergence of variants, including Delta and Omicron, as well as other possible health epidemics and outbreaks could result in a material adverse impact on Aeva’s or its customers’ business operations including reduction or suspension of operations in the United States or certain parts of the world. Aeva’s engineering and manufacturing operations, among others, cannot all be conducted in a remote working structure and often require on-site access to materials and equipment. Aeva has customers with international operations in varying industries. It also depends on suppliers and manufacturers worldwide. Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, its customers, suppliers and manufacturers may suspend or delay their engagement with Aeva, which could result in a material adverse effect on its financial condition. Recently, the COVID-19 pandemic has contributed to worldwide supply chain disruptions across multiple industries. Aeva’s response to the ongoing COVID-19 pandemic may prove to be inadequate and it may be unable to continue its operations in the manner it had prior to the outbreak, and may endure interruptions, reputational harm, delays in its product development and shipments, all of which could have an adverse effect on its business, operating results, and financial condition. To date, the COVID-19 pandemic, and our response to it, has not caused significant disruption in our business, but further public safety measures taken in response to a future outbreak or further supply chain disruptions could cause a disruption to our business and could have a material adverse effect on our results of operations. In addition, the COVID-19 pandemic has caused increased periodic volatility in financial markets and the economy as a whole, and any future volatility, whether as a result of the COVID-19 pandemic or otherwise, could have a material adverse effect on our results of operations. When the pandemic subsides, Aeva cannot assure you as to whether the periodic economic volatility that has resulted in part due to the COVID-19 pandemic will subside with it, which could continue to have a material adverse effect on its target markets and its business.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters is located in the San Francisco Bay Area, where we lease two buildings with approximately 28,000 and 30,000 of square feet, respectively, pursuant to a lease that expires in June 2023 and July 2025, respectively. Our headquarters contains engineering, research and development, assembly and administrative functions. Additionally, we lease approximately 96,000 square feet located in the San Francisco Bay Area for our testing facility. This lease expires in April 2026. We believe that our facilities are adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

The Company's common stock and warrants are traded on the New York Stock Exchange under the symbols “AEVA” and “AEVA.WS”, respectively.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Stockholders

As of February 21, 2022, there were 44 holders of record of our common stock and 10 holders of record of our private and public warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2022 (the “Proxy Statement”). See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the Consolidated Financial Statements and related notes that are included elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. . Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this report.

A discussion and analysis regarding our financial condition, results of operations and cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion regarding our financial condition, results of operations and cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2019 is included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-1 filed with the SEC on June 6, 2021.

Overview

Our goal is to bring perception to all devices. Through our Frequency Modulated Continuous Wave (“FMCW”) sensing technology, we believe we are introducing the world’s first 4D LiDAR-on-chip that, along with our proprietary software applications, enables the adoption of LIDAR across broad applications. We believe that our solutions will allow for the wide-scale adoption of autonomous driving. Furthermore, we believe that our proprietary 4D LiDAR technology has the potential to enable new categories for perception across consumer electronics, consumer health, industrial automation and security applications.

Founded in 2017 by former Apple engineers Soroush Salehian and Mina Rezk and led by a multidisciplinary team of engineers and operators experienced in the field of sensing and perception, Aeva’s mission is to bring the next wave of perception technology to broad applications from automated driving to consumer electronics, consumer health, industrial automation and security. Our 4D LiDAR-on-chip combines silicon photonics technology that is proven in the telecom industry with precise instant velocity measurements and long-range performance for commercialization.

On March 12, 2021, Aeva, Inc. consummated a business combination (the “Business Combination”) with InterPrivate Acquisition Corp. (the Company’s predecessor, which was originally incorporated in Delaware as a special purpose acquisition company (“IPV”)) pursuant to the Business Combination Agreement dated as of November 2, 2020 (the “BCA”), by and among IPV, WLLY Merger Sub Corp., a wholly owned subsidiary of IPV, and Aeva, Inc. Immediately upon the consummation of the Business Combination, WLLY Merger Sub Corp. merged with and into Aeva, Inc., with Aeva, Inc. surviving the merger as a wholly owned subsidiary of IPV. IPV changed its name to Aeva Technologies, Inc. and the pre-combination Aeva retained its name of Aeva, Inc.

As a development stage company, we work closely with our customers on the development and commercialization of their programs and the utilization of our products in such programs. Thus far, our customers have purchased prototype products and engineering services from us for use in their research and development programs. We are expanding our manufacturing capacity through third-party manufacturers to meet our customers’ anticipated demand for the production of our products.

Unlike legacy 3D LiDAR, which relies on Time-of-Flight (“ToF”) technology and measures only depth and reflectivity, Aeva’s solution leverages a proprietary FMCW technology to measure velocity in addition to depth, reflectivity and inertial motion. We believe the ability of Aeva’s solution to measure instant velocity for every pixel is a major advantage over ToF-based sensing solutions. Furthermore, Aeva’s technology is free from interference from other LiDAR or the beams and sunlight, and our core innovations within FMCW are intended to enable autonomous vehicles to see at significantly higher distances of up to 500 meters.

We believe Aeva is uniquely positioned to provide a superior solution to enable autonomous driving at scale. Furthermore, we believe the advantages of our 4D LiDAR-on-chip allow us to provide the first LiDAR solution that is fully integrated onto a chip with superior performance at scale, with the potential to drive new categories of perception across industrial automation, consumer electronics, consumer health, and security markets.

Business Combination and Public Company Costs

The Business Combination was accounted for as a reverse recapitalization, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, IPV was treated as the legal acquirer and accounting acquiree. Accordingly, the business combination was treated as the equivalent of Aeva, Inc, issuing stock for the net assets of IPV, accompanied by a recapitalization. The most significant change in the Company’s financial position and results of the business combination was an increase in cash of $513.1 million. Total non-recurring transaction costs incurred for this transaction were $47.7 million.

Upon the closing of the Business Combination, the Company's common stock and warrants began trading under the ticker symbols “AEVA” and “AEVA.WS” on the NYSE. We anticipate that we will continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

COVID-19 Impact

The extent of the impact of the pandemic related to the novel coronavirus (“COVID-19”) on Aeva’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on its customers, suppliers, and employees, all of which is uncertain at this time. Aeva expects the COVID-19 pandemic to adversely impact revenue and results of operations, but Aeva is unable to predict at this time the size and duration of this adverse impact. Aeva is observing a larger trend of automakers shifting course in “make vs buy” decisions as it relates to autonomous solutions and software systems. As cash flows tighten, more automakers are looking to limit the potentially massive investments required to develop autonomous software and systems for which they may not necessarily have substantial expertise. As a result, automakers may be more open to and accepting of a model to incorporate full-stack hardware and software solutions from suppliers, which for autonomy is particularly relevant for Aeva. For more information on Aeva’s operations and risks related to health epidemics, including the COVID-19 pandemic, please see the section of this Annual Report on Form 10-K entitled “Risk Factors.”

Key Factors Affecting Aeva’s Operating Results

Aeva believes that its future performance and success depends to a substantial extent on its ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K entitled “Risk Factors.”

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

Aeva's future performance will depend on its ability to deliver on economies of scale with lower product costs to enable industry adoption. Aeva believes its business model is positioned for scalability due to the ability to leverage the same product platform across markets and customer base, relationships with leading foundries and contract manufacturers. Our customers will require that our perception solutions be manufactured and sold at per-unit prices that are affordable. Our ability to compete in key markets will depend on the success of our efforts to efficiently and reliably produce cost-effective perception solutions that are competitively priced and affordable for our commercial-stage customers.

Additionally, the macroeconomic conditions in the industry, the growing emergence of competition in advanced assisted driving sensing and software technologies globally can negatively impact pricing, margins and market share. If Aeva does not generate the margins it expects upon commercialization of its perception solutions, Aeva may be required to raise additional debt or equity capital, which may not be available or may only be available on terms that are onerous to Aeva’s stockholders.

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

Aeva is engaged in design, manufacturing and sale of LiDAR sensing systems and related perception and autonomy-enabling software solutions serving customers in automotive and other markets. Under the customer agreements, Aeva delivers a specified number of sensing systems at a fixed price under customary terms and conditions. The sensing system units sold under these agreements are typically prototypes that are used by the customer for its research, development, evaluation, pilot, or testing purposes. Aeva also enters into non-recurring engineering service arrangements with certain of its customers to customize Aeva’s perception solution to meet customer specific requirements. Revenue from such services is recognized as professional services in the consolidated statement of operations.

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

General and administrative expenses

General and administrative expenses consist of personnel and personnel-related expenses, including stock-based compensation of Aeva’s executive, finance, and information systems functions, as well as legal and accounting fees for professional and contract services. Aeva expects its general and administrative expenses to increase for the foreseeable future as it scales headcount with the growth of its business, and as a result of operating as a public company, including compliance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.

Selling and marketing expenses

Selling and marketing expenses consist of personnel and personnel-related expenses, including stock-based compensation of Aeva’s business development team as well as advertising and marketing expenses. These include the cost of trade shows, promotional materials, public relations, an allocated portion of facilities and depreciation. Aeva expects to increase its sales and marketing activities and expand customer relationships. Aeva also expects that its sales and marketing expenses will increase over time as it continues to grow its sales force and increase marketing efforts.

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

Results of Operations

Comparison of Year Ended December 31, 2021 and 2020

The following table sets forth Aeva’s results of operations data for the periods presented:

	Year Ended December 31,
	2021	2020	Change $	Change %
	(in thousands, except percentages)
Revenues:
Product	$1,776	$1,534	$242	16%
Professional service	7,489	$3,309	4,180	126%
Total revenues	9,265	4,843	4,422	91%
Cost of revenue
Product	1,365	717	648	90%
Professional service	4,468	2,024	2,444	121%
Total cost of revenues	5,833	2,741	3,092	113%
Gross profit	3,432	2,102	1,330	63%
Operating expenses:
Research and development	74,768	20,497	54,271	265%
General and administrative expenses	28,407	5,664	22,743	402%
Selling and marketing expenses	4,443	1,682	2,761	164%
Total operating expenses	107,618	27,843	79,775	287%
Loss from operations	(104,186)	(25,741)	(78,445)	305%
Interest income	372	195	177	91%
Other income (expense), net	1,936	(24)	1,960	(8167)%
Net loss before taxes	(101,878)	(25,570)	(76,308)	298%
Income tax provision	—	—	—
Net loss	$(101,878)	$(25,570)	$(76,308)	298%

Revenue

Product

Product revenue increased by $0.2 million, or 16%, to $1.8 million during the year ended December 31, 2021, from $1.5 million for the year ended December 31, 2020. This increase was primarily due higher number of prototype units sold in 2021 as compared to 2020.

Professional Service

Professional services revenue increased by $4.2 million, or 126%, to $7.5 million for the year ended December 31, 2021, from $3.3 million for the year ended December 31, 2020. This increase was primarily due to an increase in activities related to research and development programs.

Cost of revenue and gross profit

Cost of product revenues increased by $0.6 million, or 90%, to $1.4 million during the year ended December 31, 2021, from $0.7 million for the year ended December 31, 2020. However, gross profit as a percentage of revenue decreased to 23% during the year ended December 31, 2021, from 53% for the year ended December 31, 2020, the change was primarily due to a lower average selling price for the prototype units sold during 2021.

Cost of professional service revenues increased by $2.4 million, or 121%, to $4.5 million during the year ended December 31, 2021, from $2.0 million for the year ended December 31, 2020, primarily due to the higher employee costs related to professional services. However, gross profit as a percentage of revenue increased marginally to 40% during the year ended December 31, 2021, from 39% for the year ended December 31, 2020.

Operating expenses

Research and development

Total research and development expense increased by $54.3 million, or 265%, to $74.8 million during the year ended December 31, 2021, from $20.5 million for the year ended December 31, 2020. Research and development expenses increased primarily due to an increase in material, software licenses and payroll expenses due to continued expansion for product development and head count increase. Material, software licenses, and service related expenses increased by $20.6 million, payroll expenses increased by $18.8 million, stock-based compensation expenses increased by $10.9 million, facility expenses increased by $1.8 million, consulting cost increased by $1.1 million, and equipment cost, depreciation and other employee costs increased by $1.1 million.

General and administrative

Total general and administrative expense increased by $22.7 million, or 402%, to $28.4 million during the year ended December 31, 2021, from $5.7 million for the year ended December 31, 2020. General and administrative expense increased primarily due to an increase in employee expenses as a result of increased headcount to support our growth and expansion. Payroll expenses increased by $5.7 million, stock-based compensation expenses increased by $6.2 million, professional fees increased by $5.3 million, insurance expenses increased by $3.5 million, other equipment and facility expenses increased by $1.0 million, recruiting and other employee expenses increased by $0.6 million, depreciation and amortization increase by $0.2 million and taxes paid increased by $0.2 million.

Selling and marketing

Total selling and marketing expense increased by $2.7 million, or 164%, to $4.4 million during the year ended December 31, 2021, from $1.7 million for the year ended December 31, 2020. Selling and marketing expense increased as we continue to grow our sales force and increase our marketing efforts. Marketing program cost increased by $1.2 million, payroll expenses increased by $0.9 million, stock-based compensation expenses increased by $0.3 million, recruiting and other employee expenses increased by $0.2 million and facility expense increase by $0.1 million.

Interest income

Interest income increased by $0.2 million during the year ended December 31, 2021. The increase is due to higher balance of cash and cash equivalent and marketable securities during the year ended December 31, 2021 as compared to December 31, 2020, partially offset by a decrease in interest rate yield in the current year as compared to last year.

Other income (expense), net

Other income (expense), net increased by $2.0 million during the year ended December 31, 2021, primarily due to decrease in the fair value of private placement warrant liability which was recorded as other income.

Liquidity and Capital Resources

Sources of Liquidity

Aeva’s capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support research and development efforts, investments in information technology systems, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. As of December 31, 2021, Aeva had cash and cash equivalents and marketable securities totaling $445.0 million. Prior to the Business Combination, Aeva’s principal sources of liquidity have been proceeds received from the issuance of private equity.

Until Aeva can generate sufficient revenue from its sale of products to cover operating expenses, working capital and capital expenditures, Aeva expects the funds raised in the Business Combination, including the funds from the PIPE financing, to fund its near term cash needs. Any additional equity securities issued may provide for rights, preferences or privileges senior to those of holders of the Company’s common stock. If Aeva raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of common stockholders. The terms of debt securities or borrowings could impose significant restrictions on Aeva’s operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty and other risks detailed in Part I, Item 1A titled “Risk Factors” that could impact the availability and cost of equity and debt financing.

Aeva has incurred negative cash flows from operating activities and losses from operations in the past as reflected in its accumulated deficit of $163.0 million as of December 31, 2021. Aeva expects to continue to incur operating losses due to continued investments that it intends to make in its business, including development of products. Aeva believes that existing cash and cash equivalent and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(82,105)	$(21,231)
Cash used in investing activities	(388,572)	(855)
Cash provided by financing activities	512,863	73
Net increase (decrease) in cash and cash equivalents	$42,186	$(22,013)

Operating Activities

Net cash used in operating activities during the year ended December 31, 2021 of $82.1 million, was attributable to a net loss of $101.9 million and a net change in our net operating assets and liabilities of $5.1 million, partially offset by non-cash charges of $24.9 million. Non-cash charges primarily consisted of $22.2 million in stock-based compensation, $1.1 million in depreciation and amortization expense, $1.9 million in amortization of right of use, $1.5 million in accretion of discount on available for sale securities, partially offset by $2.0 million change in the fair value of warrant liabilities. The change in net operating assets and liabilities was primarily due to a $7.3 million increase in other current assets, a $2.2 million increase in accounts receivable due to timing of billing and cash collections, a $0.8 million increase in inventory, a $0.8 million increase in other non-current assets, a $3.2 million increase in accrued liability, a $2.7 million increase in accounts payable resulting primarily from expansion in our operating activities and a $1.5 million increase in accrued employee cost, partially offset by a $1.8 million decrease in lease liability.

Net cash used in operating activities during the year ended December 31, 2020 of $21.2 million, was attributable to a net loss of $25.6 million and a net change in our net operating assets and liabilities of $0.3 million, partially offset by non-cash charges of $4.6 million. Non-cash charges primarily consisted of $3.8 million in stock-based compensation and $0.8 million in depreciation expense. The change in net operating assets and liabilities was primarily due to a $3.5 million increase in other current assets, a $0.9 million increase in inventory, a $2.3 million increase in accrued liability, a $1.4 million increase in accounts payable resulting primarily from expansion in our operating activities and a $0.3 million increase in accrued employee cost, this was partially offset by a $0.2 million decrease in accounts receivable.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2021, was attributable to $571.9 million used to purchase marketable securities, $4.5 million used in connection with the asset acquisition and $3.9 million used to purchase property and equipment, partially offset by maturity and sale of available-for-sale investments of $191.7 million.

Net cash used in investing activities during year ended December 31, 2020, attributable to 0.9 million used to purchase property and equipment.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2021, was attributable to net proceeds of $513.3 million from the Business Combination and PIPE financing and proceeds of $0.9 million from stock option exercises, this was partially offset by $1.3 million paid for taxes withheld on restricted stock units.

Net cash provided by financing activities during year ended December 31, 2020, was attributable to proceeds from stock option exercise.

Off-Balance Sheet Arrangements

As of December 31, 2021, Aeva has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

The grant date fair value of Aeva's common stock, prior to the closing of BCA was determined using valuation methodologies that utilize certain assumptions, including probability weighting of events, volatility, time to liquidation, a risk-free interest rate, and an assumption for a discount for lack of marketability (Level 3 inputs).

Subsequent to the closing of BCA the valuation of Aeva common stock was determined using the closing share price as reported on the NYSE.

Revenue

The most critical accounting policy estimate and judgments required in applying ASC 606, Revenue Recognition of Contracts from Customers, and our revenue recognition policy relate to the identification of performance obligations and accounting for certain contracts recognized over time. In certain contracts, the determination of our distinct performance obligations requires significant judgment. As our business and offerings to customers change over time, the products and services we determine to be distinct performance obligations may change. Such changes may adversely impact the amount of revenue and gross margin we report in a particular period. Revenue from product sales is recognized upon transfer of control of promised products. Revenue is recognized in an amount that reflects the consideration that Aeva expects to receive in exchange for those products and services. Product sales to certain customers may require customer acceptance, in which case revenue recognition is deferred until acceptance takes place. For service projects, revenue is recognized as services are performed and amounts are earned in accordance with the terms of contract at estimated collectible amounts.

For certain custom products that require engineering and development based on customer specifications, the Company recognizes revenue over time using a cost-to-cost measure of progress which the Company believes faithfully depicts the transfer of control of the goods or services to the customer. Amounts billed to customers for shipping and handling are included in revenue. Some of the Company’s arrangements provide software embedded in hardware, and promises to update the Company’s software represent immaterial promises in contracts with customers. Taxes collected from customers and remitted to governmental authorities are excluded from revenue.

Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

Recent Accounting Pronouncements

See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for a full description of recent accounting pronouncements including the respective expected dates of adoption and estimated effects, if any, on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Aeva is exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates.

Interest rate risk

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material positive impact on interest earnings for our portfolio. We do not currently hedge these interest rate exposures.

The following table presents the hypothetical change in fair values in the financial instruments we held at December 31, 2021 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $412.3 million at December 31, 2021. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 and 50 basis points (“BPS”).

	Decrease in interest rate		Increase in interest rate
(in thousands)	-100 BPS	-50 BPS	50 BPS	100 BPS
Total fair market value	$414,336	$413,332	$411,324	$410,320
Percentage change in fair market value	0.5%	0.2%	-0.2%	-0.5%

Foreign Currency Exchange Risk

There was no material foreign currency risk for the year ended December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Aeva Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aeva Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, consolidated statements of convertible preferred stock and stockholders' equity (deficit), and consolidated statements of cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed, an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective January 1, 2021, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

For certain custom products that require engineering and development based on customer specifications, the Company recognizes revenue over time using a cost-to-cost measure of progress which the Company believes faithfully depicts the transfer of control of the goods or services to the customer. Due to uncertainties inherent in the estimation process, estimates of hours and costs to complete a performance obligation may be revised. The Company reviews and updates its contract-related estimates for projected hours and costs regularly, and records adjustments as needed.

As judgements with respect to the forecasted hours and cost per hour could impact the timing or amount of revenue recognition, we identified the evaluation of the reasonableness of these assumptions and estimates as a critical audit matter. This required a high degree of auditor judgment and an increased extent of testing.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the forecasted hours and cost per hour estimates and assumptions included the following, among others:

For selected revenue arrangements we performed the following:

•
Obtained and read the contract source documents and evaluated the consistency of the milestones and performance obligations with those reflected in managements calculations.
•
Tested the hourly rates in management’s calculations.
•
Tested the accuracy of the mathematical formulas included in management’s cost-to-cost measure of progress.
•
Evaluated the Company’s forecasted hours estimates by performing corroborating inquiries with the Company’s project managers and leadership team and comparing the estimates to management’s work plans and contracts.
•
Selected a sample of engineers and confirmed with them that the forecasted hours to complete as of December 31, 2021 for the project were complete, accurate, and reasonable as reflected in management’s calculations.
•
We performed inquires with the Company's leadership team to understand, confirm, and corroborate the current status of the project and assess if the forecasted hours to complete the project were reasonable per their discussions with the customer.
•
We assessed management’s ability to estimate by reviewing actuals against original forecasts.

/s/ Deloitte & Touche LLP

San Jose, California

February 28, 2022

We have served as the Company's auditor since 2020.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share data)

	As of December 31,
	2021	2020
Assets
Cash and cash equivalents	$66,810	$24,624
Marketable securities	378,200	—
Accounts receivable	2,341	141
Inventories	2,063	1,219
Other current assets	9,070	4,970
Total current assets	458,484	30,954
Operating lease right-of-use assets	10,284	—
Property, plant, and equipment, net	5,136	1,614
Intangible assets, net	4,425	—
Other noncurrent assets	859	64
Total assets	$479,188	$32,632
Liabilities, convertible preferred stock, and stockholders’ equity
Accounts payable	$4,386	$2,071
Accrued liabilities	4,110	2,606
Accrued employee costs	2,196	722
Lease liability, current portion	2,872	—
Other current liabilities	733	275
Total current liabilities	14,297	5,674
Lease liability, noncurrent portion	7,455	—
Warrant liability	1,060	—
Other noncurrent liabilities	—	45
Total liabilities	22,812	5,719
Commitments and contingencies (Note 14)
Convertible preferred stock $0.0001 par value, 10,000 shares authorize; after recapitalization there are no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 214,997 and 151,366 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	21	15
Additional paid-in capital	619,841	87,982
Accumulated other comprehensive loss	(524)	—
Accumulated deficit	(162,962)	(61,084)
Total stockholders’ equity	456,376	26,913
Total liabilities, convertible preferred stock and stockholders’ equity	$479,188	$32,632

The accompanying notes are an integral part of these consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Product	$1,776	$1,534	$819
Professional service	7,489	3,309	565
Total revenues	9,265	4,843	1,384
Cost of revenues:
Product	1,365	717	563
Professional service	4,468	2,024	252
Total cost of revenues	5,833	2,741	815
Gross profit	3,432	2,102	569
Operating expenses:
Research and development expenses	74,768	20,497	15,406
General and administrative expenses	28,407	5,664	4,290
Selling and marketing expenses	4,443	1,682	966
Total operating expenses	107,618	27,843	20,662
Operating loss	(104,186)	(25,741)	(20,093)
Interest income	372	195	516
Other income (expense), net	1,936	(24)	(17)
Loss before income taxes	(101,878)	(25,570)	(19,594)
Income taxes	—	—	—
Net loss	$(101,878)	$(25,570)	$(19,594)
Unrealized loss on available-for-sale securities	(524)	—	—
Total comprehensive loss	(102,402)	(25,570)	(19,594)
Net loss per share, basis and diluted	$(0.51)	$(0.18)	$(0.17)
Weighted-average shares used in computing net loss per share, basic and diluted	200,849,663	141,741,752	114,967,922

The accompanying notes are an integral part of these consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in	Other Comprehensive	Accumulated	Total stockholders
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance as of January 1, 2019 (as previously reported)	7,082,501	$43,252	8,004,160	$9	$2,717	—	$(15,920)	$(13,194)
Issuance of Series B preferred stock, net	1,524,279	35,952	—	—	—	—	—	—
Retroactive application of recapitalization (Note 2)	(8,606,780)	(79,204)	142,766,532	6	79,198	—	—	79,204
Stock-based compensation	—	—	—	—	2,153	—	—	2,153
Issuance of common stock upon exercise of stock options	—	—	243,780	—	35	—	—	35
Net loss	—	—	—	—	—	—	(19,594)	(19,594)
Balance at December 31, 2019	—	$—	151,014,472	$15	$84,103	$—	$(35,514)	$48,604
Stock-based compensation	—	—			3,806			3,806
Issuance of common stock upon exercise of stock options	—	—	351,037	—	73	—	—	73
Net loss	—	—					(25,570)	(25,570)
Balance as of December 31, 2020	—	$—	151,365,509	$15	$87,982	$—	$(61,084)	$26,913
Business combination and PIPE financing, net of acquired private placement warrant of $3,014	—	—	59,343,104	6	557,757	—	—	557,763
Offering cost in connection with Business combination and PIPE financing	—	—	—	—	(47,708)	—	—	(47,708)
Stock-based compensation	—	—	—	—	22,237	—	—	22,237
Issuance of common stock upon exercise of stock options	—	—	3,701,243	—	911	—	—	911
Issuance of common stock upon release of restricted stock units	—	—	758,945	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	—	—	(171,787)	—	(1,338)	—	—	(1,338)
Unrealized loss on available-for-sale securities	—	—	—	—		(524)	—	(524)
Net loss	—	—	—	—		—	(101,878)	(101,878)
Balance as of December 31, 2021	—	$—	214,997,014	$21	$619,841	$(524)	$(162,962)	$456,376

The accompanying notes are an integral part of these consolidated financial statements.

AEVA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(101,878)	$(25,570)	$(19,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,147	798	634
Loss on write down of fixed assets	52	—	—
Change in fair value of warrant liability	(1,954)	—	—
Stock-based compensation	22,237	3,806	2,153
Amortization of right-of-use assets	1,901	—	—
Amortization of premium on available-for-sale securities	1,498	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,200)	228	(369)
Inventories	(844)	(865)	603
Other current assets	(7,285)	(3,513)	(560)
Other noncurrent assets	(795)	(5)	24
Accounts payable	2,667	1,360	171
Accrued liabilities	3,202	2,263	174
Accrued employee costs	1,474	256	234
Lease liability	(1,785)	—	—
Other current liabilities	458	5	209
Other noncurrent liabilities	—	6	(63)
Net cash used in operating activities	(82,105)	(21,231)	(16,384)
Cash flows from investing activities:
Purchase of property, plant, and equipment	(3,850)	(855)	(421)
Purchase of available-for-sale securities	(571,925)	—	—
Proceeds from sale of available-for-sale securities	20,123	—	—
Proceeds from maturities of available-for-sale securities	171,580	—	—
Purchase of intangible assets	(4,500)	—	—
Net cash used in investing activities	(388,572)	(855)	(421)
Cash flows from financing activities:
Proceeds from business combination and private offering	560,777	—	—
Transaction costs related to business combination and private offering	(47,487)	—	—
Payments of taxes withheld on net settled vesting of restricted stock units	(1,338)	—	—
Proceeds from the issuance of Series B Preferred Stock	—	—	36,024
Proceeds from exercise of stock options	911	73	35
Financing costs incurred	—	—	(72)
Net cash provided by financing activities	512,863	73	35,987
Net increase (decrease) in cash and cash equivalents	42,186	(22,013)	19,182
Beginning cash and cash equivalents	24,624	46,637	27,455
Ending cash and cash equivalents	$66,810	$24,624	$46,637
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Changes in purchases of property, plant and equipment recorded in accounts payable	$796	$2	$48
Private placement of warrants acquired as part of merger	$3,014	$—	$—
Right-of-use asset obtained in exchange for lease liability	$10,515	$—	$—
Non-cash lease adoption	$1,671	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AEVA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Aeva, Inc. (the “Company”), through its Frequency Modulated Continuous Wave (“FMCW”) sensing technology, designs a 4D LiDAR-on-chip that, along with its proprietary software applications, has the potential to enable the adoption of LiDAR across broad applications from automated driving to consumer electronics, consumer health, industrial automation and security application.

On March 12, 2021 (the “Closing Date”), Aeva, Inc. consummated a business combination (the “Business Combination”) with InterPrivate Acquisition Corp. (the Company’s predecessor, which was originally incorporated in Delaware as a special purpose acquisition company (“IPV”)) pursuant to the Business Combination Agreement dated as of November 2, 2020 (the “BCA”), by and among IPV, WLLY Merger Sub Corp., a wholly owned subsidiary of IPV, and Aeva, Inc. Immediately upon the consummation of the Business Combination, WLLY Merger Sub Corp. merged with and into Aeva, Inc., with Aeva, Inc. surviving the merger as a wholly owned subsidiary of IPV. IPV changed its name to Aeva Technologies, Inc. and the pre-combination Aeva retained its name of Aeva, Inc.

The Company’s common stock and warrants are now listed on the New York Stock Exchange stock market under the symbols “AEVA” and “AEVA.WS”.

Basis of Presentation

The Business Combination is accounted for as a reverse recapitalization as the pre-combination Aeva was determined to be the accounting acquirer under Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The determination is primarily based on the evaluation of the following facts and circumstances:

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

Principle of Consolidation and Liquidity

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has funded its operations primarily through the Business Combination and issuances of stock. As of December 31, 2021, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $445.0 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $163.0 million as of December 31, 2021. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

Significant Risks and Uncertainties

The Company is subject to those risks common in the technology industry and also those risks common to early stage companies including, but not limited to, the possibility of not being able to successfully develop or market its products, technological obsolescence, competition, dependence on key personnel and key external alliances, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.

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

The Company’s accounts receivable are derived from customers located in the United States, Asia, and Europe. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions and requires customer advance payments in certain circumstances. The Company generally does not require collateral.

As of December 31, 2021, and 2020, one customer accounted for 90% and 68% of accounts receivable, respectively. As of December 31, 2021, and 2020, two vendors accounted for 37% and 62% of accounts payable, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include professional services revenue, valuation allowance for deferred tax assets, stock-based compensation, useful lives of property and equipment, useful lives of intangible assets, accrued liabilities, incremental borrowing rate for leases, and the valuation of the private warrants. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results could differ from those estimates, and such differences could be material to the Company’s financial condition and results of operations.

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

Level 2 – Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3 – Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data

Leases

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) using the modified retrospective approach with a cumulative-effect adjustment as of January 1, 2021. Upon adoption of Topic 842, the Company recorded operating right-of-use assets of $1.7 million and operating lease liabilities of $1.7 million and derecognized the deferred rent liability of $0.1 million. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC 840: Leases (Topic 840).

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

Rent expense for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

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

If neither condition is met, declines as a result of credit losses, if any, are recognized as an allowance for credit loss, limited to the amount of unrealized loss, through other income, net. Any portion of the unrealized loss that is not a result of a credit loss, is recognized in other comprehensive loss. Realized gains and losses, if any, on marketable securities are included in other income, net. The cost of investments sold is based on the specific identification method. Interest on marketable securities is included in interest income.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each arrangement. At December 31, 2021 and December 31, 2020, the Company did not have an allowance for doubtful accounts or write-offs.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Assets are held as construction in progress until placed into service, upon which date, the Company begins to depreciate the assets over their estimated useful lives. The estimated useful lives of the Company’s assets are as follows:

Estimated useful lives
Computer equipment	3 years
Lab equipment	5 years
Manufacturing equipment	4 years
Testing equipment	3 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Furniture and fixtures	5 years

Expenditures for repairs and maintenance are charged to expense as incurred. When an asset is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the statement of operations.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. No impairment loss was recognized for the years ended December 31, 2021 and December 31, 2020.

Product Warranty

The Company typically provides a warranty on its products of one year or less. Estimated future warranty costs are accrued to cost of revenue in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and any known or expected changes in warranty exposure, such as trends of product reliability and costs of repairing and replacing defective products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Provision for product warranties was immaterial for all periods presented.

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

For certain custom products that require engineering and development based on customer specifications, the Company recognizes revenue over time using a cost-to-cost measure of progress which the Company believes faithfully depicts the transfer of control of the goods or services to the customer. Amounts billed to customers for shipping and handling are included in revenue. Some of the Company’s arrangements provide software embedded in hardware, and promises to update the Company’s software represent immaterial promises in contracts with customers. Taxes collected from customers and remitted to governmental authorities are excluded from revenue.

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

Other Policies, Judgments and Practical Expedients

Right of return. The Company’s general terms and conditions for its contracts contain rights of return. However, the Company does not have a history of returns, and therefore, estimates of returns are immaterial. As such, the Company generally recognizes revenue at the contract price upon product shipment or delivery.

Contract balances. Contract assets and liabilities represent the differences in the timing of revenue recognition from the receipt of cash from the Company’s customers and billings. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. Receivables represents the right to consideration that is unconditional. Such rights are considered unconditional if only the passage of time is required before payment of that consideration is due.

Remaining performance obligations. Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. The customer is not considered committed where they can terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient, the Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Because the majority of the Company’s customer contracts allow customers to terminate for convenience or have an original duration of one year or less, the total amount of the transaction price allocated to unsatisfied performance obligations with a duration of more than 12 months was immaterial as of December 31, 2021 and December 31, 2020.

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

Judgments and estimates. Judgement is required in the identification of performance obligations within the Company’s contracts with customers, especially those for certain custom products that require engineering and development. Accounting for contracts recognized over time under Topic 606 involves the use of various techniques to estimate total contract revenue and costs. Due to uncertainties inherent in the estimation process, estimates of costs to complete a performance obligation may be revised. The Company reviews and updates its contract-related estimates regularly, and records adjustments as needed. For those performance obligations for which revenue is recognized using a cost-to-cost method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made.

Cost of Revenue

The cost of revenue principally includes direct material, direct labor and allocation of overhead associated with manufacturing operations, including inbound freight charges and depreciation. Cost of revenue also includes the direct cost and appropriate allocation of overhead costs involved in the execution of service contracts.

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

Stock-based Compensation

The Company measures the cost of share-based awards granted to employees and directors based on the grant-date fair value of the awards. The grant-date fair value of the stock options is calculated using a Black-Scholes option pricing model. The Black-Scholes pricing model requires the use of subjective assumptions including the option’s expected term, the volatility of the underlying stock, the fair value of the stock, dividend yield rate and the risk-free rate. The fair value of the performance based restricted stock units (the “PBRSUs”) and restricted stock units (the “RSUs”) is equal to the closing price of the Company’s common stock on the grant date. The fair value of the stock-based grants except for PBRSUs is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The fair value of PBRSUs is recognized using the graded-vesting attribution method over the requisite service period.

Income Taxes

Income taxes are accounted under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that deferred tax assets would be realized in the future, in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with Topic 740: Simplifying the Accounting for Income Taxes (“Topic 740”) on the basis of a two-step process which includes (1) determination of whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) recognition of tax positions that meet the more-likely-than-not recognition threshold. Recognized income tax positions are measured at the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

Foreign Currency Translation

Gains and losses resulting from foreign exchange transactions and revaluation of monetary assets and liabilities in non-functional currencies are included in other income (expense) in the statements of operations. Net foreign exchange gain (loss) recorded in the Company’s statements of operations was immaterial for all periods.

Net Loss Attributable Per Share to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the Company’s net loss attributable per share to common stockholders by the weighted-average number of common shares used in the loss per share calculation during the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including stock options and convertible preferred shares. Basic and diluted net loss per share attributable to common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.

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

Intangible Assets

Intangible assets, consists of purchased patents that are stated at cost less accumulated amortization. Intangible assets have been determined to have finite lives and are amortized on a straight-line basis over their estimated remaining economic lives, which is estimated at five years. Amortization expense is included in general and administrative expenses.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2022. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on the financial statements.

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

In December 2019, the FASB issued Topic 740. The amendment removes certain exceptions to the general principles in Topic 740. The guidance will be effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. We have adopted ASU No. 2019-12 as of January 1, 2021, and our adoption did not have a material impact on the consolidated financial statements.

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

Immediately prior to the closing of the Business Combination, each issued and outstanding share of Aeva, Inc.’s redeemable, convertible preferred stock, was converted into shares of common stock based on a one-to-one ratio (see Note 10). The Business Combination is accounted for with a retrospective application of the Business Combination that results in 78,120,214 shares of redeemable convertible preferred stock converting into the same number of shares of Aeva, Inc. common stock.

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

In connection with the Business Combination

•
certain IPV stockholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 30,874 shares of IPV common stock for gross redemption payments of $0.3 million; and
•
a number of investors purchased from the Company an aggregate of 28,318,478 shares of common stock (the “PIPE Shares”), for a purchase price of $10.00 per share, $11.50 per share or $16.00 per share, as applicable, for an aggregate purchase price of $320.0 million pursuant to separate subscription agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Business Combination.

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $47.7 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds.

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, IPV was treated as the “acquired” company for financial reporting purposes. See Note 1 “Description of Business and Summary of Significant Accounting Policies” for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Aeva, Inc. issuing stock for the net assets of IPV, accompanied by a recapitalization. The net assets of IPV are stated at historical cost, with no goodwill or intangible assets recorded.

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

Upon closing of the Business Combination, the Company received gross proceeds of $560.8 million from the Business Combination and PIPE financing, offset by offerings costs of $47.7 million. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity for the year ended December 31, 2021 (in thousands):

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

Note 3. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of the transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue based on the disaggregation criteria described above are as follows (in thousands):

	Year Ended December 31,
	2021		2020		2019
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$8,816	95%	$4,225	88%	$542	39%
Europe	232	3%	497	10%	842	61%
Asia	217	2%	121	2%	—	0%
Total	$9,265	100%	$4,843	100%	$1,384	100%
Revenue by timing of recognition:
Recognized at a point in time	$1,776	19%	$1,534	32%	$819	59%
Recognized over time	7,489	81%	3,309	68%	565	41%
Total	$9,265	100%	$4,843	100%	$1,384	100%

For the year ended December 31, 2021, one customer accounted for 80% of the Company’s revenue. For the year ended December 31, 2020, three customers accounted for 65%, 11%, and 10%, respectively, of the Company’s revenue. For the year ended December 31, 2019, two customers accounted for 53% and 12%, respectively, of the Company’s revenue.

Contract Assets and Contract Liabilities

As of December 31, 2021, and December 31, 2020, the Company had contract assets of $4.1 million and $0.6 million, respectively, recognized in other current assets. A contract liability of $0.1 million as of December 31, 2020, was recognized in other current liabilities. The Company had no contract liability, as of December 31, 2021.

Note 4. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2021
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$2,765	$—	$2,765	$2,765	$—

Level 1
Money market funds	38,045	—	38,045	38,045	—

Level 2
U.S. Government securities	45,982	(66)	45,916	—	45,916
U.S. Treasury securities	80,500	(7)	80,493	26,000	54,493
Commercial paper	94,887	(15)	94,872	—	94,872
Corporate bonds	182,338	(435)	181,903	—	181,903
Municipal securities	1,017	(1)	1,016	—	1,016
Subtotal	404,724	(524)	404,200	26,000	378,200
Total assets	$445,534	$(524)	$445,010	$66,810	$378,200

Liabilities
Level 3
Warrant liabilities	1,060	—	1,060	—	—
Total liabilities	$1,060	$—	$1,060	$—	$—

As of December 31, 2020, the Company did not have any outstanding marketable securities or warrant liability.

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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

December 31, 2021
Private Placement Warrant Liability
(in thousands)
Fair value as of January 1, 2021	$—
Private placement warrant liability acquired as part of the merger	3,014
Change in the fair value included in other income (expense), net	(1,954)
Fair value as of December 31, 2021	$1,060

The key inputs into the Black-Scholes option pricing model for the private warrants were as follows for the relevant periods:

	December 31, 2021	March 12, 2021
Expected term (years)	4.2	5.0
Expected volatility	60.3%	70.0%
Risk-free interest rate	1.14%	0.85%
Dividend yield	0%	0%
Exercise Price	$11.50	$11.50

Note 5. Acquisition and Intangible Assets

During the year ended December 31, 2021, the Company purchased certain intellectual property for a total consideration of approximately $4.5 million in cash. The assets acquired primarily consists of intellectual property (patents).

The Company applied a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets and determine the transaction should be accounted for as an asset acquisition. Since the only substantive assets acquired was intellectual property the entire purchase price was allocated to the intellectual property. The acquired intellectual property has a weighted-average useful life of 5 years. The Company recorded amortization expense related to the acquired intangible assets of $0.1 million, during the fiscal year ended December 31, 2021.

As of December 31, 2021, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter was as follows (in thousands):

Intangibles
2022	$900
2023	900
2024	900
2025	900
2026	825
Total future amortization	$4,425

Note 6. Inventories

Inventories consist of the following (in thousands):

	As of December 31,
	2021	2020
Raw materials	$1,668	$586
Work-in-progress	116	73
Finished goods	279	560
Total inventories	$2,063	$1,219

Note 7. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of December 31,
	2021	2020
Computer equipment	$1,572	$658
Lab equipment	2,760	1,324
Leasehold improvements	1,330	765
Construction in progress	980	—
Testing equipment	521	313
Manufacturing equipment	374	—
Furniture, fixtures and other equipment	439	401
Total property, plant and equipment	7,976	3,461
Less: accumulated depreciation	(2,840)	(1,847)
Total property, plant and equipment, net	$5,136	$1,614

Depreciation related to property, plant and equipment was $1.1 million and $0.8 million for the years ended December 31, 2021 and December 31, 2020, respectively.

Note 8. Other current assets

Other current assets consist of the following (in thousands):

	As of December 31,
	2021	2020
Deferred transaction costs	$—	$3,041
Prepaid expenses	2,819	1,105
Contract assets	4,069	626
Vendor deposits	1,057	198
Other current assets	1,125	—
Total other current assets	$9,070	$4,970

Note 9. Other current liabilities

Other current liabilities consist of the following (in thousands):

	As of December 31,
	2021	2020
Sales tax payable	$551	$180
Contract liabilities	—	51
Other current liabilities	182	44
Total other current liabilities	$733	$275

Note 10. Capital Structure

As of December 31, 2021, the Company had authorized a total of 432,000,000 shares for issuance, with 422,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock.

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

	Preferred Stock Shares	Exchange Ratio	Shares Issued and Outstanding
Series Seed Convertible Preferred Stock (pre-combination)	3,198,556	9.07659	29,031,982
Series A Convertible Preferred Stock (pre-combination)	2,851,057	9.07659	25,877,876
Series B Convertible Preferred Stock (pre-combination)	1,032,888	9.07659	9,375,100
Series B-1 Convertible Preferred Stock (pre-combination)	1,524,279	9.07659	13,835,256
Total	8,606,780		78,120,214

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of December 31, 2021, no shares of preferred stock were issued and outstanding.

Warrants

As of December 31, 2021, the Company had 12,075,000 public and 384,000 private warrants outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.

Note 11. Earnings (Loss) Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Year ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(101,878)	$(25,570)	$(19,594)
Net loss attributable per share to common stockholders	(101,878)	(25,570)	(19,594)
Denominator:
Weighted average shares of common stock outstanding – Basic	200,849,663	141,741,752	114,967,922
Dilutive effect of potential common stock	—	—	—
Weighted average shares of common stock outstanding – Diluted	200,849,663	141,741,752	114,967,922
Net loss per share attributable to common stockholders – Basic and Diluted	$(0.51)	$(0.18)	$(0.17)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Year ended December 31,
	2021	2020	2019
Common stock options issued and outstanding	13,858,356	17,801,986	11,913,780
Restricted stock	—	—	17,439,354
Restricted stock units	6,631,079	1,536,195	—
Total	20,489,435	19,338,181	29,353,134

Note 12. Stock-based Compensation

Stock Options

The Company maintains the 2016 Stock Incentive Plan and the 2021 Incentive Award Plan (the “Stock Plans”) under which incentive stock options, non-qualified stock options and RSUs may be granted to employees. Under the Stock Plans, the Company has 9,256,007 shares available for issuance as of December 31, 2021.

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

The following table summarized the stock option activity and related information under all stock option plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2019	5,738,520	$0.17	9.01	$2,620
Granted	7,089,185	0.29	—	—
Exercised	(243,780)	0.14	—	—
Forfeited	(539,751)	0.23	—	—
Expired	(130,394)	0.24	—	—
Outstanding as of December 31, 2019	11,913,780	$0.24	8.73	$15,707
Granted	7,393,347	0.55	—	—
Exercised	(351,037)	0.20	—	—
Forfeited	(1,006,417)	0.40	—	—
Expired	(147,687)	0.27	—	—
Outstanding as of December 31, 2020	17,801,986	$0.36	8.27	$140,560
Exercised	(3,701,243)	0.25	—	—
Forfeited	(242,387)	0.41	—	—
Expired	—	—	—	—
Outstanding as of December 31, 2021	13,858,356	$0.39	7.47	$99,406
Vested and exercisable as of December 31, 2021	9,678,341	$0.33	7.24	$69,986
Vested and expected to vest as of December 31, 2021	13,858,356	$0.39	7.47	$99,406

There were no options granted during the year ended December 31, 2021. The intrinsic value of options exercised during years ended December 31, 2021, 2020, and 2019 was $32.0 million, $4.8 million, and $0.3 million, respectively.

As of December 31, 2021, the Company had $5.0 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 1.9 years.

As of December 31, 2021, the Company recognized $1.1 million of the additional compensation expense for certain stock option grants that had a performance vesting condition that was satisfied as of the Closing of the BCA.

Restricted Stock Units and Performance-based Restricted Stock Units

Beginning November 2020, the Company granted RSUs and PBRSUs to certain employees and consultants pursuant to the 2016 and 2020 Stock Plan. RSU’s expire in 10 years from the date of grant and typically vest 25 percent upon the one-year anniversary date from the initial vesting date, with 12.5% vesting on each six-month anniversary date over the following three years. The RSUs are subject to a time-based vesting condition and a performance condition tied to the completion of the merger with InterPrivate, both of which must be satisfied in order for the RSUs to be vested and settled for shares of Common Stock. The performance vesting condition for these RSU were met on March 12, 2021. As a result, the Company’s outstanding RSUs vested to the extent the applicable service condition was satisfied as of such date. The vesting of these outstanding RSUs resulted in approximately $2.7 million of incremental stock-based compensation expense for the year ended December 31, 2021.

The following table summarizes our RSU activity (includes performance-based restricted stock units) for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2020	—	$—
Granted	1,536,195	7.74
Released	—	—
Forfeited	—	—
Outstanding as of December 31, 2020	1,536,195	$7.74
Granted	6,206,975	10.51
Released	(758,945)	9.34
Forfeited	(353,146)	9.83
Outstanding as of December 31, 2021	6,631,079	$10.04

The total fair value of restricted stock and performance based restricted stock awards vested for the years ended December 31, 2021, was $6.6 million. There were no RSU's grated prior to 2020.

As of December 31, 2021, the Company had $55.3 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock

Restricted stock activity for the year ended December 31, 2020 and December 31, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2019	34,878,713	$0.03
Granted	—	—
Forfeited	—	—
Vested	(17,439,359)	0.03
Outstanding as of December 31, 2019	17,439,354	$0.03
Granted	—	—
Forfeited	—	—
Vested	(17,439,354)	0.03
Outstanding as of December 31, 2020	—	$—

There were no restricted stock granted during the years ended December 31, 2021, 2020 and 2019.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Cost of Revenue	$1,483	$470	$32
Research and development expenses	12,754	1,895	1,235
Sales and marketing expenses	371	26	17
General and administrative expenses	7,629	1,415	869
Total	$22,237	$3,806	$2,153

Note 13. Income Taxes

Components of Income Before Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousand):

	Year ended December 31,
	2021	2020	2019
Domestic	$(101,878)	$(25,570)	$(19,594)
Foreign	—	—	—
Income (loss) before income taxes	$(101,878)	$(25,570)	$(19,594)

Components of Tax Expense

There has historically been no federal, state or foreign provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the year ended December 31, 2021 and December 31, 2020, the Company recognized no provision related to income taxes.

Effective Tax Rate

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate of 21% is as follows:

	Year ended December 31,
	2021	2020	2019
U.S. federal provision at statutory rate	21.0%	21.0%	21.0%
Tax credits	2.2%	2.0%	1.1%
Stock-based compensation	3.9%	(1.3)%	(2.3)%
Section 162(m)	(1.4)%	—	—
Change in valuation allowance	(26.2)%	(21.6)%	(19.9)%
Other	0.5%	(0.1)%	0.1%
Effective tax rate	0.0%	0.0%	0.0%

The Company’s effective tax rates differ from the federal statutory rate primarily due to the change in valuation allowance.

Deferred Taxes

The Company’s deferred income tax assets and liabilities as of December 31, 2021 and 2020 were as follows (in thousands):

	Year ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forward	$38,933	$13,405
Tax credits	5,681	2,151
Intangibles	3,147	-
Other	143	399
Stock-based compensation	3,482	594
Lease liability	2,824	-
Accruals and reserves	537	80
Total deferred tax assets before valuation allowance	54,747	16,629
Valuation allowance	(51,832)	(16,464)
Total deferred tax assets	2,915	165
Deferred tax liabilities:
Right of use assets	(2,812)	—
Fixed assets	(103)	(165)
Total deferred tax liabilities	(2,915)	(165)
Net deferred tax assets (liabilities)	$—	$—

The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the losses the Company generated in the current and prior years; the Company believes it is not more likely than not that all of the deferred tax assets can be realized. Accordingly, the Company established and recorded a full valuation allowance on its net deferred tax assets of $51.8 million as of December 31, 2021 and a net valuation allowance on its deferred tax assets of $16.5 million as of December 31, 2020. The valuation allowance increased by $35.3 million for the year ended December 31, 2021.

As of December 31, 2021, the Company had $144.5 million of U.S. federal and $123.4 million of state net operating loss carryforwards available to reduce future taxable income, of which $141.3 million will be carried forward indefinitely for U.S. federal tax purposes and the remainder of losses will expire beginning in 2036 for federal and state tax purposes.

The Company also has federal and California research and development tax credit carryforwards of $6.1 million and $4.9 million, respectively. The federal research credit carryforwards will expire in 2036 and California research credits can be carried forward indefinitely.

The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company has completed an analysis as of December 31, 2021 and doesn’t expect any net operating loss carryforwards or tax credit carryforwards to expire due to a limitation.

Unrecognized Tax Benefits

The Company accrues for uncertain tax positions identified, which are not deemed more likely than not to be sustained if challenged, and recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company has not accrued any interest on uncertain tax benefits associated with unrecognized tax benefits and had immaterial cumulative interest and penalties as of December 31, 2021 and 2020.

The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year ended December 31,
	2021	2020	2019
Unrecognized tax benefits as of the beginning of the year	$1,934	$1,088	$415
Increase related to prior year tax provisions	107	—	—
Decrease related to prior year tax provisions	—	—	—
Increase related to current year tax provisions	2,661	846	673
Statue lapse	—	—	—
Unrecognized tax benefits as of the end of the year	$4,702	$1,934	$1,088

Included in the balance of unrecognized tax benefits as of December 31, 2021, and 2020, are no amounts that, if recognized, would affect the effective tax rate.

The Company’s major tax jurisdictions are the United States, California and other states. Due to the net operating loss carryforward since inception, all tax years are open for examination. There have been no examinations of our income tax returns by any tax authority.

Note 14. Commitments and Contingencies

Leases

The weighted average incremental borrowing rate used to measure the operating lease liability is 5.25%. Operating lease cost for the year ended December 31, 2021, was $2.3 million. The rent expense for the year ended December 31, 2020, and 2019, was $0.7 million and $0.6 million, respectively.

Short-term lease costs and variable lease costs for the year ended December 31, 2021 was $0.1 million and $0.3 million.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2021 (in thousands):

Operating Leases
2022	$3,332
2023	2,977
2024	2,748
2025	1,969
2026	290
Total minimum lease payments	11,316
Less: imputed interest	(989)
Total lease liability	$10,327

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

Note 15. Segment Information

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

Revenues from External Customers

Revenues from customers outside the United States were 5%, 12%, and 61% of total revenues for the fiscal years ended December 31, 2021, 2020, and 2019, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region (in thousand):

	Year Ended December 31,
	2021	2020
United States	$4,676	$1,614
Thailand	351	—
Germany	109	—
Total	$5,136	$1,614

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Previously Reported Material Weakness in Internal Control

As previously reported, IPV identified a material weakness in the operation of the IPV’s internal control over financial reporting related to accounting for IPV’s private placement warrants. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

In addition, in connection with Aeva, Inc.’s financial statement close process for the years ended December 31, 2019, and 2020, a material weakness was identified in the design and operating effectiveness of its internal control over financial reporting. The material weakness identified resulted from a lack of necessary business processes, internal controls, and adequate number of qualified personnel within its accounting function who possessed an appropriate level of expertise to effectively and timely identify, select and apply U.S. GAAP sufficiently to provide reasonable assurance that transactions were appropriately recorded. This also resulted in Aeva not having adequate risk assessment and design of internal control activities surrounding Aeva’s financial close and reporting process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

Aeva’s management developed a remediation plan which included, without limitation, the hiring of additional accounting and finance personnel with technical public company accounting and financial reporting experience. Management designed and implemented effective controls that operated for a sufficient period of time and management concluded, through testing, that these controls are effective. The material weaknesses described above were remediated in the fourth quarter of fiscal year 2021.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Aeva Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Aeva Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Jose, California

February 28, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Executive Officers and our Directors is incorporated by reference to information contained in the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

We have adopted a code of business conduct for directors and a code of business conduct for all of our employees, including our executive officers, and those employees responsible for financial reporting. Both codes of business conduct are available on the investor relations portion of our website at investor.aeva.com. A copy may also be obtained without charge by contacting Investor Relations, Aeva Technologies, Inc., 555 Ellis Street, Mountain View, CA 94043 or by calling (650) 481-7070.

We plan to post on our website at the address described above any future amendments or waivers of our codes of business conduct.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Financial Statements and Schedules List the following documents filed as a part of the report:

All financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)
Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description
2.1†

Business Combination Agreement, dated as of November 2, 2020, by and among InterPrivate Acquisition Corp., WILLY Merger Sub Corp., and Aeva, Inc. (incorporated by reference to Annex A to the Proxy Statement/Prospectus/Consent Solicitation Statement).

3.1

Second Amended and Restated Certificate of Incorporation of Aeva Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

3.2	Amended and Restated By-laws of Aeva Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed by the Registrant on January 24, 2020).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by the Registrant on January 24, 2020).

4.3

Warrant Agreement, dated February 3, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on February 6, 2020).

4.4*	Description of Registrant's Securities.

10.1

Stock Escrow Agreement, dated as of February 3, 2020, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2020).

10.2

Investment Management Trust Agreement, dated February 3, 2020, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 6, 2020).

10.3

Registration Rights and Lock-up Agreement, dated as of March 12, 2021, by and among the Company, certain equityholders of the Company named therein and certain equityholders of Legacy Aeva named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

10.4

Stockholders Agreement, dated as of March 12, 2021, by and among the Company and certain stockholders of the Company named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

10.5

Stockholder Support Agreement, dated as of November 2, 2020, by and among the Company, Merger Sub and certain stockholders of Legacy Aeva party thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.6	Form of Subscription Agreement (November 2020 PIPE) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.7

Form of Subscription Agreement (December 2020 PIPE $150 million tranche) (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4/A filed by the Registrant on January 13, 2021).

10.8

Form of Subscription Agreement (December 2020 PIPE $50 million tranche) (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4/A filed by the Registrant on January 13, 2021).

10.9

Form of Waiver and Lockup Agreement by and between the Registrant and the undersigned party thereto (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4/A filed by the Registrant on January 13, 2021).

10.10	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4/A filed by the Registrant on January 13, 2021).

10.11#	Aeva, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.12#

Form of Stock Option Award Agreement under Aeva, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.13#

Form of Restricted Stock Purchase Award Agreement under Aeva, Inc. 2016 Stock Incentive Plan. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.14#	Aeva, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.15#

Offer Letter by and between Aeva, Inc. and Soroush Salehian Dardashti dated December 15, 2016 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.16#

Offer Letter by and between Aeva, Inc. and Mina Rezk dated December 15, 2016 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.17#

Offer Letter by and between Aeva, Inc. and Saurabh Sinha dated September 29, 2020 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.18#	Aeva Technologies, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

10.19#

Form of Stock Option Award Agreement under Aeva Technologies, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

10.20#

Form of Restricted Stock Purchase Award Agreement under Aeva Technologies, Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

16.1	Letter dated March 18, 2021 from Marcum to the SEC (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

21.1*	List of subsidiaries of Aeva Technologies, Inc.

23.1*	Consent of Deloitte & Touche LLP independent registered accounting firm for Aeva.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File ((formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

† Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California, on February 28, 2022.

AEVA TECHNOLOGIES, INC.

By:	/s/ Soroush Salehian Dardashti
Name:	Soroush Salehian Dardashti
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Soroush Salehian Dardashti Soroush Salehian Dardashti	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022

/s/ Saurabh Sinha Saurabh Sinha	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022

/s/ Mina Rezk Mina Rezk	President, Chief Technology Officer and Director	February 28, 2022

/s/ Shahin Farshchi Shahin Farshchi	Director	February 28, 2022

/s/ Hrach Simonian Hrach Simonian	Director	February 28, 2022

/s/ Ahmed M. Fattouh Ahmed M. Fattouh	Director	February 28, 2022