Form 10-K/A
period 2021-12-31
Aeva Technologies, Inc.
filed 2022-04-27
CIK 1789029

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
The number of shares of Registrant’s common stock outstanding as of April 22, 2022, was 216,679,808.
DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends the Annual Report on Form
10-K
of Aeva Technologies, Inc. (the “Company,” “we,” “our,” “us” or “Aeva”) for the fiscal year ended December 31, 2021, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “Original
10-K”).
The purpose of this Amendment is to include information required by Part III of the Annual Report on Form
10-K
that was intentionally omitted from Part III of the Original
10-K.
In addition, this Amendment amends Item 15 of Part IV of the Original
10-K
to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by
Rule 12b-15 under
the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Except as described above, no other changes have been made to the Original
10-K.
The Original
10-K
continues to speak as of the dates described in the Original
10-K,
and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original
10-K,
as information in such filings may update or supersede certain information contained in this Amendment
.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our directors and executive officers, and certain information about each of them as of April 1, 2022 are set forth below.

Name	Age	Position
Soroush Salehian Dardashti	33	Chief Executive Officer and Director
Mina Rezk	36	President, Chief Technology Officer and Director
Saurabh Sinha	44	Chief Financial Officer
Shahin Farshchi	43	Director
Hrach Simonian	39	Director
Ahmed M. Fattouh	48	Director
Executive Officers and Directors
Soroush
Salehian
Dardashti
.
 Mr. Salehian serves as the Company’s Chief Executive Offer and is a member of the board of directors.
Mr. Salehian co-founded Aeva
with Mr. Rezk in December 2016 and has served as Chief Executive Officer and on the board of directors since that time. From February 2012 to November 2016, Mr. Salehian worked at Apple as a Manager, Product Development where he led teams developing consumer products and sensing systems. Mr. Salehian holds a Bachelor of Science in Mechanical Engineering from Stanford University. Mr. Salehian is well-qualified to serve on our board of directors due to his technical and operational expertise gained from serving as Chief Executive Officer and Co-Founder of
Aeva and his professional and educational experience in high-technology manufacturing industries.
Mina
Rezk
.
 Mr. Rezk serves as the President, Chief Technology Officer, Chairman of the board of directors and director of the Company.
Mr. Rezk co-founded Aeva
with Mr. Salehian in December 2016 and has served as Chief Technology Officer and on the board of directors since that time. From January 2015 to November 2016, Mr. Rezk served as Sensing Engineering Manager — Special Project Group at Apple. Before that, Mr. Rezk served in various roles, including as Hardware Development Manager, at Nikon Metrology from February 2004 to February 2015. Mr. Rezk has over 17 years of experience developing sensor fusion systems for the automotive and aerospace industries. Mr. Rezk holds Bachelor of Science and Master of Science degrees in Electrical Engineering from George Mason University. Mr. Rezk is well-qualified to serve on our board of directors due to his technical and manufacturing expertise gained from serving as the Chief Technology Officer of Aeva and over 17 years of experience in the technology industry.
Saurabh
Sinha.
 Mr. Sinha serves as Chief Financial Officer of the Company. Mr. Sinha has served as Aeva’s Chief Financial Officer since September 2020. Prior to joining Aeva, Mr. Sinha was the Chief Accounting Officer of JUUL Labs from July 2018 to August 2020 and served as its interim Chief Financial Officer from January 2020 to May 2020. Prior to joining JUUL Labs, Mr. Sinha held various finance leadership roles, from March 2014 to June 2018, at InvenSense Inc., a motion sensors company. Mr. Sinha received his Bachelor of Commerce degree from the University of Delhi, India and his Master of Business Administration from The Wharton School of the University of Pennsylvania.
Shahin
Farshchi
.
 Mr. Farshchi serves as a Director of the Company. Mr. Farshchi has served as a member of Aeva’s Board of Directors since its inception in December 2016. Mr. Farshchi serves as a partner at Lux Capital, a venture capital firm he joined in 2006. Mr. Farshchi currently serves on the board of directors of numerous private companies. Mr. Farshchi holds a Bachelor of Science in Electrical Engineering and Computer Science from The University of California, Berkeley, a Master of Science degree, and a Doctor of Philosophy from the University of California, Los Angeles. We believe Mr. Farshchi is qualified to serve on our board of directors due to his extensive experience in identifying, investing in and building next-generation technologies and companies.
Hrach
Simonian.
 Mr. Simonian serves as a Director of the Company. Mr. Simonian has served as a member of Aeva’s Board of Directors since November 2017. Mr. Simonian serves as a General Partner at Canaan Partners, an early-stage venture capital firm he joined in 2007. Mr. Simonian currently serves on the Board of Directors of numerous private companies. Mr. Simonian holds a Bachelor of Science in Electrical Engineering from The University of California, Los Angeles, a Master of Science in Electrical Engineering from the University of Michigan, Ann Arbor, and a Master of Business Administration from the Stanford Graduate School of Business. We believe Mr. Simonian is qualified to serve on our board of directors due to his extensive experience in investing and developing companies.

Ahmed M. Fattouh.
 Mr. Fattouh serves as a Director of the Company. Mr. Fattouh has served as a member of Aeva’s Board of Directors since its merger with InterPrivate Acquisition Corp., where he served as Chairman and CEO from December 2019 to March 2021. Since 2017, he has been the Chief Executive Officer of InterPrivate LLC, a private equity and growth capital investment firm and serial SPAC sponsor. In 2001, Mr. Fattouh founded Landmark Value Investments, an alternative asset management firm managing various hedge fund strategies. Previously, Mr. Fattouh was a member of the private equity group at Investcorp International and the M&A Department of Morgan Stanley & Co. in New York. He has executed transactions involving industry leaders including RJR Nabisco, Mobil Corporation, Ampolex, IBM, Elf Atochem, Tivoli Systems, Eagle Industries, Amerace, Washington Energy, Puget Power, Synergy Gas, KKR, Saks Fifth Avenue, Werner Ladder, Falcon Building Products, LVMH, Bliss, Eastern Software, and Fidelity National. Mr. Fattouh currently serves on the Board of Directors of InterPrivate II Acquistion Corp. InterPrivate III Financial Partners Inc. and InterPrivate IV InfraTech Partners Inc. Mr. Fattouh has served as a director of Columbia Medical Products, the Del Grande Dealer Group, Massmedium, Open Road Capital, InterPayments and Collective Sense. Mr. Fattouh received a Bachelor of Science in Foreign Service from Georgetown University. We believe Mr. Fattouh is well-qualified to serve on our board of directors given his significant experience and in-depth
knowledge of private equity investing, capital markets and investment banking.
Corporate Governance
We have structured our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of this corporate governance include:

•
independent director representation on our audit, compensation and nominating and corporate governance committees, and our independent directors will meet regularly in executive sessions without the presence of our corporate officers or non-independent directors;
and

•	at least one of our directors qualifies as an “audit committee financial expert” as defined by the SEC.
Composition of the Board of Directors
Our business and affairs are managed under the direction of our board of directors. Our board of directors is staggered in three classes. Mr. Fattouh is a Class I director, with his term expiring at the Company’s 2022 annual meeting of stockholders; Messrs. Farshchi and Simonian are as Class II directors, with terms expiring at the Company’s 2023 annual meeting of stockholders; and Messrs. Salehian and Rezk are Class III directors, with terms expiring at the Company’s 2024 annual meeting of stockholders.
Board Committees
Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and standing committees. We have a standing audit committee, nominating and corporate governance committee and compensation committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.
Audit Committee
Our audit committee is responsible for, among other things:

•	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;

•	discussing with our independent registered public accounting firm their independence from management;

•	reviewing, with our independent registered public accounting firm, the scope and results of their audit;

•	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the quarterly and annual financial statements that we file with the SEC;

•	overseeing our financial and accounting controls and compliance with legal and regulatory requirements;

•	reviewing our policies on risk assessment and risk management;

•	reviewing related person transactions; and

•	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.
Our audit committee consists of Messrs. Farshchi, Simonian and Fattouh, with Mr. Simonian serving as chair. Rule 10A-3 of
the Exchange Act and the NYSE rules require that our audit committee have at least one independent member, have a majority of independent members and be composed entirely of independent members. Our board of directors has affirmatively determined that Messrs. Farshchi, Simonian and Fattouh each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of
the Exchange Act and the NYSE rules. Each member of our audit committee also meets the financial literacy requirements of NYSE listing standards. In addition, our board of directors has determined that Mr. Fattouh will qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of
Regulation S-K. Our
board of directors has adopted a written charter for the audit committee, which is available on our corporate website at www.aeva.com. The information on any of our websites is deemed not to be incorporated in or to be a part of this Amendment.
Compensation Committee
Our compensation committee is responsible for, among other things:

•
reviewing and approving the corporate goals and objectives, evaluating the performance of and reviewing and approving, (either alone or, if directed by the board of directors, in conjunction with a majority of the independent members of the board of directors) the compensation of our Chief Executive Officer;

•	overseeing an evaluation of the performance of and reviewing and setting or making recommendations to our board of directors regarding the compensation of our other executive officers;

•	reviewing and approving or making recommendations to our board of directors regarding our incentive compensation and equity-based plans, policies and programs;

•	reviewing and approving or making recommendations to our board of directors regarding all employment agreements and severance arrangements for our executive officers;

•	making recommendations to our board of directors regarding the compensation of our directors; and

•	retaining and overseeing any compensation consultants.
Our compensation committee consists of Messrs. Farshchi, Simonian and Fattouh, with Mr. Farshchi serving as chair effective November 29, 2021. Prior to such date, Mr. Simonian served as chair of the compensation committee. Our board of directors has affirmatively determined that Messrs. Farshchi, Simonian and Fattouh each meet the definition of “independent director” for purposes of serving on the compensation committee under the NYSE rules, including the heightened independence standards for members of a compensation committee, and are
“non-employee directors”
as defined in
Rule 16b-3
of the Exchange Act. Our board of directors has adopted a written charter for the compensation committee, which is available on our corporate website at www.aeva.com. Our Compensation Committee has engaged an independent compensation consultant, Aon Human Capital Solutions practice, a division of Aon plc (“Aon”). The scope of the engagement with Aon is described in the Compensation Discussion and Analysis under the heading “Use of Competitive Market Data and Peer Groups”. The information on any of our websites is deemed not to be incorporated in or to be a part of this Amendment.

Nominating and Corporate Governance Committee
Our nominating and corporate governance committee is responsible for, among other things:

•	identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors;

•	periodically reviewing our board of directors’ leadership structure and recommending any proposed changes to our board of directors;

•	overseeing an annual evaluation of the effectiveness of our board of directors and its committees; and

•	developing and recommending to our board of directors a set of corporate governance guidelines.
Our nominating and corporate governance committee consists of Messrs. Farshchi, Simonian and Fattouh, with Mr. Farshchi serving as chair. Our board of directors has affirmatively determined that Messrs. Farshchi, Simonian and Fattouh each meet the definition of “independent director” under the NYSE rules. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at www.aeva.com. The information on any of our websites is deemed not to be incorporated in or to be a part of this Amendment.
Risk Oversight
Our board of directors is responsible for overseeing our risk management process. Our board of directors focuses on our general risk management strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our audit committee is also responsible for discussing our policies with respect to risk assessment and risk management. Our board of directors believes its administration of its risk oversight function has not negatively affected our board of directors’ leadership structure.
Compensation Committee Interlocks and Insider Participation
None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on the corporate governance section of our corporate website. In addition, we intend to post on our website all disclosures that are required by law or the NYSE listing standards concerning any amendments to, or waivers from, any provision of the code. The information on any of our websites is deemed not to be incorporated in or to be a part of this Amendment.
No Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC, and to furnish us with copies of all Section 16(a) reports that they file.

We believe that during the fiscal year ended December 31, 2021, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements. In making these statements, we have relied upon a review of the copies of Section 16(a) reports furnished to us and the written representations of our directors, executive officers, and greater than 10% stockholders.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
This Compensation Discussion and Analysis (“CD&A”) describes the Company’s executive compensation program as it relates to the following “named executive officers.”

•	Soroush Salehian Dardashti, our Chief Executive Officer

•	Mina Rezk, our Chief Technology Officer

•	Saurabh Sinha, our Chief Financial Officer
The discussion in this section contains forward-looking statements that are based on our current considerations and expectations relating to our executive compensation programs and philosophy. As our business and our needs evolve, the actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this section. The following discussion should be read together with the compensation tables and related disclosures set forth below.
Business Overview and Compensation Philosophy
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
Under the leadership of our senior management team, in 2021 we went public through a merger with a Special Purchase Acquisition Company (“deSPAC”) transaction as an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, and became subject to the Securities and Exchange Commission’s reporting requirements of a large accelerated filer effective with the filing of our Form
10-K
for the fiscal year ended December 31, 2021. In connection with these transitions, in our first year as a publicly traded company we began a process to transform the Company’s compensation policies, processes and programs from those of a founder-led
private company into those expected of U.S. based publicly traded companies, while retaining a necessary measure of flexibility as we adapt to change.
Our executive compensation program is designed to achieve the following objectives:

•	Attract and retain a highly talented team of executives;

•	Ensure that the interests of our executive officers are aligned with the interests of our stockholders;

•	Reward our executive officers for their performance and motivate them to achieve the Company’s strategic goals; and

•	Ensure that the total compensation paid to each of our named executive officers is fair, reasonable and competitive.

We provide our executive officers with a significant portion of their compensation through cash incentive compensation determined based upon the achievement of financial, operational and individual performance metrics as well as through equity compensation that vests on the basis of performance milestones and/or continued service.
The following features of our compensation program are designed to align our executive team with stockholder interests and with market best practices:

What We Do	What We Don’t Do
✓Maintain an industry-specific peer group for evaluating the competitiveness of our pay

✓Consult with an independent compensation consultant on compensation levels and practices

✓Deliver executive compensation primarily through performance-based pay
× Provide tax gross-up payments for any change-in-control payments × Provide special or supplemental executive retirement plans that are exclusive to the executive population
Executive Compensation Determination Process
Our compensation committee expects to review our compensation program for our executive officers annually. In setting executive base salaries and target bonuses and granting equity incentive awards, the compensation committee considers compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our Company.
Our compensation committee reviews and discusses management’s proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, taking into account the factors noted above, the compensation committee then approves, without members of management present, the compensation for each executive officer. The compensation committee may also make recommendations to the board of directors with respect to the compensation of executive officers other than the Chief Executive Officer.
Use of Competitive Market Data and Peer Groups
Our compensation committee is authorized under its charter to retain the services of one or more executive compensation advisors in connection with the establishment of our compensation programs and related policies. In late 2021, as part of the process of transforming the Company’s compensation processes and programs to those expected of a U.S. based publicly traded company, the compensation committee sought to engage an external compensation consultant, and ultimately retained a national compensation consultant, Aon Human Capital Solutions practice, a division of Aon plc (“Aon”) in January 2022. Our compensation committee engaged Aon to assist with the following objectives:

•	Developing a group of peer companies to help the us determine the appropriate level of overall compensation for our executive officers in fiscal 2022;

•	Evaluating the overall competitiveness of our compensation program for our executive officers in fiscal 2022;

•	Evaluating the appropriateness and overall competitiveness of our Company-wide equity compensation guidelines, burn rate and the size of our equity plan share reserve; and

•	Assessing each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers in fiscal 2022 and beyond is deemed appropriate, competitive and fair.

The compensation committee directs Aon to provide it with competitive market data and analysis based on a select group of peers and companies and published compensation survey data, as well as information about current market practices and trends, compensation structures and peer group compensation ranges. The competitive market data Aon provides is based on a compensation peer group selected and approved by the compensation committee with input and guidance from Aon and published compensation survey data from Radford Surveys in cases where there is insufficient data for specific executive positions with the peer group companies. The compensation peer group is comprised of companies that are considered similar to us at the time of selection based on industry, business focus, and various financial criteria, including revenue, market capitalization, total shareholder return, and research and development expense.
Based on the foregoing criteria, our peer group, as approved by our compensation committee in January 2022, is comprised of the following 17 companies:

Cerence Inc.	Canoo Inc.	C3.ai, Inc.
Fisker Inc.	FormFactor, Inc.	FuelCell Energy, Inc.
Hyliion Holdings Corp.	JFrog Ltd.	Luminar Technologies, Inc.
Nikola Corporation	nLIGHT, Inc.	PAR Technology Corporation
Power Integrations, Inc.	QuantumScape Corporation	SiTime Corporation
Velodyne Lidar, Inc.	Virgin Galactic Holding, Inc.
We believe that the compensation practices of our peer group will provide us with appropriate compensation data for purposes of the objectives identified above.
Notwithstanding the similarities of our Company to those of our peer group, due to the nature of our business, we compete for executive talent with many public companies that are larger and more established than we are or that possess greater resources than we do, and with smaller private companies that may be able to offer greater equity compensation upside potential. In large part because we had not yet adopted a peer group until January 2022, we did not target any specific percentile of our peer group with respect to the 2021 compensation program as described in this CD&A; however, the compensation committee has been evaluating peer group data provided by Aon in determining the size of the bonus, if any, to award the executive officers based on the Company’s performance in 2021. Although the compensation committee may target compensation in future years to a specific percentile of the peer group data, they also expect to consider other criteria, including market factors, the experience level of the executive and the executive’s performance against established company goals, in determining variations to this general target range.
2021 Base Salary
We provide base salaries to our named executive officers to compensate them with a fair and competitive base level of compensation for services rendered during the year. Our board of directors has historically determined our executives’ base salaries; however, base salaries are now determined by the compensation committee.
In March 2021 we approved increases in base salary for Mr. Dardashti and Mr. Rezk, retroactive to January 1, 2021, based on the increased responsibilities associated with their roles as named executive officers of a publicly traded company following the deSPAC transaction. Mr. Sinha’s employment commenced in September 2020, and we determined that no adjustment to his base salary was needed due to the limited period of time that had elapsed between his hire date and the effective date of the 2021 merit increases for the other executive officers. The table below sets forth the adjustments to base salary that were approved for each of Mr. Dardashti and Mr. Rezk:

Name	2020 Base Salary ($)	2021 Base Salary ($)	% Change
Soroush Salehian Dardashti	320,000	450,000	40.6%
Mina Rezk	370,000	500,000	35%

2021 Bonuses
We have historically paid discretionary annual bonuses. In connection with the completion of the deSPAC transaction, the board of directors approved the payment of the following transaction-based bonuses to our named executive officers in March 2021.

Name	deSPAC Cash Transaction Bonus
Soroush Salehian Dardashti	$1,000,000
Mina Rezk	$1,000,000
Saurabh Sinha	$100,000
In response to the competitive market for talent at all levels in the San Francisco Bay Area where we are headquartered, and to show the Company’s appreciation for the hard work of the Company’s employees at all levels, in December 2021 each of the Company’s employees, including the Company’s named executive officers, were awarded a spot bonus in the amount of $1,000.
We delayed our decision-making process with respect to the amount of bonuses to be paid, if any, to our named executive officers based on Company performance during the 2021 fiscal year, in connection with the compensation committee’s engagement of Aon and the establishment of the Company’s peer group. Pursuant to his employment agreement, Mr. Sinha is eligible for a performance-based cash bonus of up to $50,000 each year, with the exact amount of any such bonus to be determined by the compensation committee.
Long-Term Incentives
Although we do not have a formal policy with respect to the grant of equity incentive awards to our named executive officers, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention over the vesting period.
Our compensation committee expects to periodically review the equity-based incentive compensation holdings of our named executive officers and may grant equity incentive awards that vest on the basis of performance metrics and/or a service-based vesting schedule from time to time. In fiscal 2021, the compensation committee determined that the size and value of outstanding unvested equity awards held by our named executive officers represented a significant incentive to retain those executive officers in the near term. As a result, we did not grant equity awards to our named executive officers in fiscal 2021, although we may do so in one or more future years. We previously granted stock option awards to purchase shares of our stock to Messrs. Dardashti and Rezk in fiscal years preceding 2021, and restricted stock units to Mr. Sinha in fiscal year 2020 that vest on the basis of both service-based vesting over a four year period and the completion of the deSPAC transaction, as described in more detail in the “2021 Summary Compensation” table below.
The market for qualified and talented employees and executives in the San Francisco Bay Area where our offices are headquartered is highly competitive and we compete for talent with many companies that have significantly greater resources than we do. Accordingly, we believe the potential upside of equity compensation is a crucial component of any competitive executive compensation package we offer. In connection with our engagement of Aon, we began the process of evaluating the appropriateness and overall competitiveness of our Company-wide equity compensation guidelines, burn rate and the size of our equity plan share reserve.
In determining the form, size, frequency, and material terms of named executive officer equity awards in 2022 and beyond, our compensation committee expects to consider, among other factors, each executive officer’s role criticality relative to others at our company and the Company’s major strategic initiatives, company and individual performance, the equity awards provided to executive officers in similar roles of our peer companies, any outstanding contractual obligations to award equity to an executive officer, and the determination of our compensation committee, Chief Executive Officer, and compensation consultants of the essential need to retain these executive officers.

Benefits and Other Compensation
Health and Welfare Benefits
Other compensation to our executives consists primarily of the broad-based benefits we provide to all full-time employees in the United States, including medical and dental insurance, and a 401(k) plan.
Our
tax-qualified
401(k) plan provides eligible employees with an opportunity to save for retirement on a tax-advantaged
basis. Under our 401(k) plan, employees may elect to defer up to 100% of their eligible compensation subject to applicable annual limits set pursuant to the Internal Revenue Code. Our 401(k) plan permits participants to make both pre-tax
and certain
after-tax
(Roth) deferral contributions. The retirement plan is intended to qualify under Section 401(a) of the Code. We match 50% of employees’ contributions to the 401(k) plan up to 3% of compensation. Employees are 100% vested in their contributions to the 401(k) plan, and a vesting schedule is applied to the company match.
Perquisites
Our compensation philosophy is generally not to provide significant perquisites to our named executive officers. However, we believe that Mr. Rezk’s presence in our Silicon Valley offices is critical to our culture and to the commercialization of our technology. As a result, Mr. Rezk, who is based in Virginia, received company-paid airfare, housing and living expense benefits from us in connection with his frequent business travel to our Silicon Valley offices. We believe the provision of such airfare and housing and living expenses is appropriate and necessary to our culture, the commercialization of our technology, and to assist him in the performance of his duties. His airfare, housing and other travel-based commuting benefits represented an aggregate payment during 2021 of $96,989.
Pension and Deferred Compensation Plans
We do not offer any defined benefit pension plans or nonqualified deferred compensation arrangements for our employees.
Hedging Policy
As part of our insider trading policy, all officers, directors and employees are prohibited from engaging in short sales of our securities, establishing margin accounts, pledging our securities as collateral for a loan, buying or selling puts or calls on our securities or otherwise engaging in hedging transactions (such as zero-cost
dollars, exchange funds, and forward sale contracts) involving our securities.
Tax and Accounting Considerations
Deductibility of Executive Compensation
Generally, Section 162(m) of the Code (“Section 162(m)”) disallows a federal income tax deduction for public corporations of remuneration in excess of $1 million paid in any fiscal year to certain specified executive officers. Those executive officers generally consist of a public corporation’s chief executive officer, chief financial officer and up to three other executive officers whose compensation is required to be disclosed to stockholders under the Securities Exchange Act as amended, because they are our most highly-compensated executive officers, and certain former executive officers.
In designing our executive compensation program and determining the compensation of our executive officers, including our named executive officers, the compensation committee considers a variety of factors, including the potential impact of the Section 162(m) deduction limit. However, the compensation committee will not necessarily limit executive compensation to that which is or may be deductible under Section 162(m). The compensation committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent consistent with its compensation goals. The compensation committee believes that our stockholders’ interests are best served if its discretion and flexibility in awarding compensation is not restricted, even though some compensation awards may result in non-deductible
compensation expense.

Taxation of “Parachute” Payments
Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the company that exceeds certain prescribed limits, and that the company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We have not agreed to provide any executive officer, including any named executive officers, with a
“gross-up”
or other reimbursement payment for any tax liability that the executive officer might owe as a result of the application of Sections 280G or 4999 of the Code.
Section 409A of the Internal Revenue Code
Section 409A of the Code imposes additional significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A of the Code. Although we do not maintain a nonqualified deferred compensation plan, Section 409A of the Code may apply to certain severance arrangements, bonus arrangements and equity awards. We intend to structure all our severance arrangements, bonus arrangements and equity awards in a manner to either avoid the application of Section 409A or, to the extent doing so is not possible, to comply with the applicable requirements of Section 409A of the Code.
Accounting for Stock-Based Compensation
We follow the Financial Accounting Standards Board (“FASB”) ASC 718 for our stock-based compensation awards. FASB ASC 718 requires us to measure the compensation expense for all share-based payment awards made to our employees and non-employee
members of our Board of Directors, including options to purchase shares of our common stock and other stock awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the executive compensation tables required by the federal securities laws, even though the recipient of the awards may never realize any value from their awards.
Compensation Risk Assessment
We believe that our executive compensation program does not encourage excessive or unnecessary risk taking. As described more fully above, we structure our pay to consist of both fixed and variable compensation, particularly in connection with our pay-for-performance
compensation philosophy. We believe this structure motivates our executives to produce superior short- and long-term results that are in the best interests of our Company and stockholders in order to attain our ultimate objective of increasing stockholder value, and we have established, and our compensation committee endorses, several controls to address and mitigate compensation related risk. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.
REPORT OF THE COMPENSATION COMMITTEE
The information contained in this report shall not be deemed to be (1) “soliciting material,” (2) “filed” with the SEC, (3) subject to Regulations 14A or 14C of the Exchange Act, or (4) subject to the liabilities of Section 18 of the Exchange Act. This report shall not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis section of this annual report with management. Based on the review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis section be included in this annual report on Form
10-K/A
for the fiscal year ended December 31, 2021.
THE COMPENSATION COMMITTEE
Shahin Farshchi, Committee Chair
Ahmed M. Fattouh
Hrach Simonian

EXECUTIVE COMPENSATION
2021 Summary Compensation Table
The following table sets forth the total compensation awarded to, earned by and paid during the fiscal years ended December 31, 2021 and December 31, 2020 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Stock Awards ($)(3)	All other compensation ($)		Total ($)
Soroush Salehian Dardashti Chief Executive Officer	2021	450,000	1,001,000	—	—	12,300	(4)	1,463,300
	2020	320,000	120,000	2,070,051	—			2,510,051
Mina Rezk Chief Technology Officer	2021	500,000	1,001,000	—	—	129,878	(5)	1,630,878
	2020	370,000	120,000	3,848,697	—	105,156		4,443,853
Saurabh Sinha Chief Financial Officer (6)	2021	300,000	101,000	—				401,000
	2020	76,367	—	—	8,026,241			8,102,608

(1)
2021 bonus amounts reflect discretionary bonuses paid to the named individual upon the completion of the Company’s deSPAC transaction, and a Company-wide spot bonus in the amount of $1,000 awarded in December 2021.
Annual bonus amounts earned in 2021 and to be paid in 2022 have not yet been determined by our compensation committee and therefore are not calculable through the latest practicable date or included in the Bonus column for the 2021 year. Any 2021 discretionary bonus is expected to be determined by the compensation committee, in its reasonable business judgment prior to the end of the Company’s second fiscal quarter in 2022
.

(2)
Amounts reflect the full grant-date fair value of stock options granted during fiscal year 2020 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock options made to named executive officers in Note 12 of our financial statements incorporated by reference in this Form
10-K/A.
The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by our named executive officers upon the exercise of the stock options or any sale of the underlying shares of common stock.

(3)
Amounts reflect the full grant-date fair value of restricted stock units granted to Mr. Sinha during fiscal year 2020, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by Mr. Sinha. Because the award was made contingent upon the consummation of the deSPAC transaction, and the satisfaction of such performance condition was not considered to have been probable for accounting purposes under ASC Topic 718 until that event occurred, no value was attributed to such award under ASC Topic 718 at the time of grant. We provide information regarding the assumptions used to calculate the value of all restricted stock units made to Mr. Sinha in Note 12 of our financial statements incorporated by reference in this Form
10-K/A.
The amounts reported in this column reflect the accounting cost for these restricted stock units and do not correspond to the actual economic value that may be received by Mr. Sinha upon the vesting of the restricted stock units.

(4)	Amount shown reflects a $3,600 meal allowance, and a 401(k) plan matching contribution in the amount of $8,700.

(5)	Amount shown reflects $56,204 in housing and living expense, $40,785 in Company paid airfare, $3,600 in meal allowance, and $8,700 in 401(k) matching contributions for Mr. Rezk.

(6)	Mr. Sinha commenced employment with us as Chief Financial Officer in September 2020, and his 2020 base salary was prorated accordingly.

Grants of Plan-Based Awards
No equity awards were made to our named executive officers in the 2021 fiscal year.
Outstanding Equity Awards at Fiscal
Year-End
The following table presents information regarding all outstanding equity awards held by each of our named executive officers on December 31, 2021.

	Option Awards (1)						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Soroush Salehian Dardashti	1/23/2020	(2)	868,930	944,491	0.5476	1/23/2030	—
	2/6/2019		1,880,461	—	0.2622	2/6/2029	—
Mina Rezk	1/23/2020	(2)	1,615,540	1,756,023	0.5476	1/23/2030	—
	2/6/2019		3,496,203	—	0.2622	2/6/2029	—
Saurabh Sinha	11/18/2020	(3)	—	—	—		820,940	6,206,306

(1)	Each option grant is subject to the terms of our 2016 Stock Incentive Plan (“2016 Plan”). Shares underlying each award granted under our 2016 Plan are shares of common stock of the Company.

(2)
Shares subject to the stock option vest in 48 equal monthly installments on each anniversary of the grant date, subject to accelerated vesting upon a termination of employment with the Company without “cause” or a resignation for “good reason” (each such term as defined in the applicable award agreement) that occurs in connection with or 12 months after the closing of a Business Combination (as defined in the applicable award agreement).

(3)
The restricted stock unit award to Mr. Sinha became eligible to vest only in the event a certain business combination was successfully completed, which occurred in connection with the completion of the deSPAC transaction. With respect to 864,155 of the shares subject to the restricted stock unit award, 25% of such shares vested on September 28, 2021, and the remaining 75% of such underlying shares vest in six equal semi-annual installments thereafter and (b) with respect to 172,827 of the shares subject to the restricted stock unit award, 25% of such shares vested on March 12, 2022, and the remaining 75% of such underlying shares will vest in six equal semi-annual installments thereafter; provided, that all of the shares subject to the restricted stock unit award shall vest upon the termination of the recipient’s service to the company without cause (as defined in the 2016 Plan) or for good reason (as defined in the recipient’s employment offer letter) within 12 months following a change in control.

(4)	The market value is based on the $7.56 fair market value of Aeva common stock on December 31, 2021, the closing selling price of the Aeva common stock on such date.

Option Exercises and Stock Vested
The following table shows information regarding the vesting of stock awards held by our named executive officers during fiscal year 2021. None of our named executive officers exercised stock options during 2021.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Saurabh Sinha	216,042	1,698,090
Pension Benefits and Nonqualified Deferred Compensation.
We do not maintain any pension or
non-qualified
deferred compensation plans or arrangements.
Employment, Severance and Change in Control Arrangements
We entered into offer letters with each of our named executive officers, the material terms of which are summarized below. Each of our named executive officers is employed at-will,
and each of our named executive officers has entered into a standard form agreement with respect to confidential information and assignment of inventions.
Pursuant to Mr. Salehian’s offer letter, Mr. Salehian was entitled to an initial annual base salary of $210,000, which has subsequently been increased to $450,000 for the 2021 fiscal year.
Pursuant to Mr. Rezk’s offer letter, Mr. Rezk was entitled to an initial annual base salary of $210,000, which has subsequently been increased to $500,000 for the 2021 fiscal year, and is eligible to be reimbursed for reasonable air travel costs and the reasonable costs of a furnished apartment in the San Francisco Bay Area.
Pursuant to Mr. Sinha’s offer letter, Mr. Sinha is entitled to an initial base salary of $300,000. Mr. Sinha is also entitled to receive equity awards in connection with his commencement of employment, which were granted in the form of restricted stock units on November 18, 2020. The entire award was to be forfeited for no consideration if the closing of our deSPAC transaction had not occurred. Mr. Sinha is also eligible for a performance-based cash bonus of up to $50,000 each year.
Each outstanding equity award held by our named executive officers provides that such award will vest on an accelerated basis in the event the executive officer’s service relationship is terminated by the company without “cause” or in the event the executive officer resigns for “good reason” (each such term as defined in the applicable award agreement) in connection with or 12 months after a change in control.
Potential Payments Upon Termination or Change of Control
The amount of compensation and benefits payable to each of our named executive officer upon a change in control has been estimated in the table below.
Each outstanding equity award held by our named executive officers provides that such award will vest on an accelerated basis in the event the executive officer’s service relationship is terminated by the company without “cause” or in the event the executive officer resigns for “good reason” (each such term as defined in the applicable award agreement) in connection with or 12 months after a change in control.
The value of the accelerated vesting was calculated based on the assumption that the change in control and executive officer’s employment termination occurred on December 31, 2021 under circumstances that constituted a termination without “cause” or a resignation for “good reason”. The per share closing price of the Company’s stock on the New York Stock Exchange as of December 31, 2021 was $7.56, which was used as the value of the Company’s stock in the change in control. The value of the option vesting acceleration was calculated by multiplying the number of unvested option shares outstanding on December 31, 2021, by the difference between $7.56 and the per share exercise price for such unvested option shares. The value of restricted share unit vesting acceleration was calculated by multiplying the number of unvested restricted share units as of December 31, 2021, by the per share closing price of the Company’s stock as of December 31, 2021.

Executive	Executive Benefits and Payment upon Termination	Termination by Company without Cause or Voluntary Resignation for Good Reason within 12 months Following a Change in Control ($)
Soroush Salehian Dardashti	Acceleration of Option Shares	$6,623,148
	Acceleration of Restricted Stock Units	—
Mina Rezk	Acceleration of Option Shares	$12,313,935
	Acceleration of Restricted Stock Units	—
Saurabh Sinha	Acceleration of Option Share s	—
	Acceleration of Restricted Stock Units	$6,206,306
Director Compensation
We have not yet implemented a policy with respect to the compensation of our non-employee
directors. In 2021, our
non-employee
directors did not receive any cash or equity compensation for their service in such capacity, and our non-employee
directors did not hold any unvested equity awards as of December 31, 2021.
Chief Executive Officer Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing the following information about the relationship between the annual total compensation of our median employee and the annual total compensation of our Chief Executive Officer.
When determining our median compensated employee, we included annual base salary for our employee population of approximately 226 employees, of which all but one are full-time, other than our Chief Executive Officer, as of December 31, 2021 (the “Determination Date”), and annualized the base salary for all employees hired between January 1, 2021 and December 31, 2021, and remained actively employed on December 31, 2021.
For fiscal 2021, the annual total compensation for the median employee of Aeva (other than our Chief Executive Officer) was $208,228 and the annual total compensation of our Chief Executive Officer was $1,463,300. Based on this information, for fiscal year 2021, we estimate that the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of the median employee was 7 to 1.
The pay ratio described above is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation
S-K.
SEC rules for identifying the median employee permit companies to use a wide range of methodologies, assumptions and exclusions. As a result, it may not necessarily be meaningful to compare pay ratios reported by other companies.
This information is being provided for compliance purposes. Neither the Compensation Committee nor management of the company used the foregoing pay ratio measure in making compensation decisions.

Equity Compensation Plan Information
The
Company currently maintains two equity compensation plans: the 2021 Incentive Award Plan (the “2021 Plan”) and the legacy Aeva 2016 Plan, awards under which were assumed in connection with the business combination and the completion of the deSPAC transaction. The following table shows information, as of December 31, 2021, with respect to shares of our common stock that may be issued under our equity compensation plans.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	20,489,435	(1)	$0.39	(2)	9,256,007	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	20,489,435		$0.39		9,256,007

(1)
Includes 5,526,502 shares of common stock that have previously been granted as restricted stock units under our 2021 Plan but are pending issuance upon vesting, and 1,104,577 shares of common stock that have been granted as restricted stock units but are pending issuance upon vesting and 13,858,356 shares of common stock issuable upon the exercise of outstanding stock options, each awarded under our 2016 Plan prior to the completion of the deSPAC transaction and assumed in connection with the business combination. To the extent awards outstanding under our 2016 Plan or our 2021 Plan are forfeited, expire or are settled for cash, the shares reserved for issuance pursuant to such awards will become available for issuance as shares of common stock under the 2021 Plan.

(2)
The weighted average exercise price of the outstanding options is $0.39 per share. No weighted-average exercise price is calculated with respect to the restricted stock units, which have no exercise price.

(3)	Represents shares available for issuance under the 2021 Plan. Since the date of effectiveness of the business combination, we have not and will not grant any further awards under the 2016 Plan.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of April 1, 2022 by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;

•	each of the Company’s named executive officers and directors; and

•	all of the Company’s executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within 60 days. In computing the number of shares of the Company’s common stock beneficially owned by a person or entity and the percentage ownership, the Company deemed outstanding shares of its common stock subject to options and warrants held by that person or entity that are currently exercisable or exercisable within 60 days of April 1, 2022. The Company did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.
Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the Company believes that the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock.
Unless otherwise noted, the address of each beneficial owner is c/o Aeva Technologies, Inc., 555 Ellis Street, Mountain View, California 94043.
We have based our calculation of the percentage of beneficial ownership on 216,644,468 shares of our common stock outstanding as of April 1, 2022.

Name and Address of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders:
Entities affiliated with Lux Ventures IV, L.P. (1)	23,997,846	11.1%
Canaan XI, L.P. (2)	18,485,196	8.5%
Entities affiliated with Sylebra Capital Limited (3)	26,409,536	12.2%
Directors and Named Executive Officers:
Soroush Salehian Dardashti (4)	27,251,409	12.6%
Mina Rezk (5)	50,666,532	23.4%
Saurabh Sinha	183,191	*
Shahin Farshchi	6,198	*
Hrach Simonian	—	—
Ahmed M. Fattouh	—	—
Directors and executive officers as a group (6 individuals)	78,107,330	36.1%

*	Indicates less than 1%
1)
Consists of (a) 22,038,475 shares held by Lux Ventures IV, L.P. and (b) 1,959,371 shares held by Lux Co-Invest Opportunities, L.P.
Lux Venture Partners IV, LLC is the general partner of Lux Ventures IV, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux Ventures IV,
L.P. Lux Co-Invest Partners, LLC
is the general partner of Lux
Co-Invest
Opportunities, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux
Co-Invest
Opportunities, L.P. Peter Hebert and Josh Wolfe are the individual managing members of Lux Venture Partners IV, LLC and Lux
Co-Invest
Partners, LLC (the “Individual Lux Managers”). The individual Lux Managers, as the sole managers of Lux Venture Partners IV, LLC and Lux
Co-Invest
Partners, LLC, may be deemed to share voting and dispositive power for the shares noted herein held by Lux Ventures IV, L.P. and Lux
Co-Invest
Opportunities, L.P. Each of Lux Venture Partners IV, LLC, Lux
Co-Invest
Partners, LLC and the Individual Lux Managers separately disclaim beneficial ownership over the shares noted herein except to the extent of their pecuniary interest therein. The address for these entities and individuals is c/o Lux Capital Management, 920 Broadway, 11th Floor, New York, NY 10010.

(2)
All shares are directly held by Canaan XI, L.P. Canaan Partners XI LLC is the general partner of Canaan XI L.P. and may be deemed to have sole investment and voting power over the shares held by Canaan XI L.P. Investment, voting and dispositive decisions with respect to the shares held by Canaan XI L.P. are made by the managers of Canaan Partners XI LLC, collectively. None of the managers of Canaan Partners XI LLC has beneficial ownership (within the meaning of Rule 13d-3 promulgated under
the Exchange Act) of any shares held by Canaan XI L.P. The address for Canaan XI L.P. is 285 Riverside Avenue, Suite 250, Westport, CT 06880.

(3)
All shares are held by advisory clients of Sylebra Capital Limited (“Sylebra HK”). Sylebra HK may be deemed to beneficially own the shares by virtue of its position as the investment sub-adviser
to Sylebra Capital Partners Master Fund, Ltd, (“SCP MF”), Sylebra Capital Parc Master Fund (“PARC MF”), Sylebra Capital Menlo Master Fund (“Menlo MF”) and other advisory clients. Sylebra Capital Management (“Sylebra Cayman”) is the investment manager and the parent of Sylebra HK. Daniel Patrick Gibson (“Mr. Gibson”) owns 100% of the shares of Sylebra HK and Sylebra Cayman. In such capacities, Sylebra HK, Sylebra Cayman, and Mr. Gibson may be deemed to share voting and dispositive power over the shares held for SCP MF, PARC MF and other advisory clients. The address for Sylebra HK and its advisory clients is 20th Floor, 28 Hennessy Road, Wanchai, Hong Kong.

(4)	Consists of (a) 24,275,340 shares held by a trust for which Mr. Salehian serves as the trustee and (b) 2,976,069 shares subject to options exercisable within 60 days of April 1, 2022.
(5)	Consists of (a) 45,133,344 shares held by a trust for which Mr. Rezk serves as the trustee and (b) 5,533,188 shares subject to options exercisable within 60 days of April 1, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
Amended and Restated Registration Rights Agreement
On March 12, 2021, we, certain stockholders of InterPrivate (the “Sponsor Holders”), and certain stockholders of Legacy Aeva (together with the Sponsor Holders, the “Holders”) entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights
and Lock-Up Agreement”).
Pursuant to the terms of the Registration Rights
and Lock-Up Agreement,
we are obligated to file this registration statement to register the resale of certain of our securities held by the Holders. In addition, subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, to sell all or any portion of their registrable securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $30 million. The Registration Rights and Lock-Up Agreement
also provides the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.
Subject to certain exceptions, the Registration Rights
and Lock-Up Agreement
further provides for the securities of the Company held by Adage Capital Partners, LP, Canaan XI L.P.,
Lux Co-Investment Opportunities,
L.P., Lux Ventures IV, L.P., Soroush Salehian Dardashti and Mina Rezk to be locked up for a period of 180 days following the closing of the Business Combination (the “Closing”), while 50% of the shares of our common stock initially purchased by InterPrivate Acquisition Management LLC, a Delaware limited liability company (the “Sponsor”), in a private placement in August 2019 will be locked up until the earlier of (i) one year following March 12, 2021 or (ii) the date on which the sale price of our common stock equals or exceeds $12.50 per share for any 20 trading days within any 30-day trading
period, and the other 50% of our securities held by the Sponsor will be locked up until one year following March 12, 2021.
Stockholders Agreement
In connection with the Closing, InterPrivate, the Sponsor and certain stockholders of the Company entered into a Stockholders Agreement, dated March 12, 2021 (the “Stockholders Agreement”), to provide for certain governance matters relating to the Company.
Pursuant to the terms of the Stockholders Agreement, the size of the Board of Directors is set at seven members and initially consists of five directors, with two vacancies. We refer to this as the “Initial Board”. At least three of the independent directors meet the independence requirements under
Rule 10A-3 promulgated
under the Exchange Act with respect to service on the audit committee of the Board of Directors. We refer to each of these directors as an “Audit Committee Qualified Director”. The Initial Board consists of: (i) Mr. Dardashti; (ii) Mr. Rezk; (iii) the independent director designated by Lux (the “Lux Director”), Shahin Farshchi; (iv) the Audit Committee Qualified Director designated by Canaan (the “Canaan Director”), Hrach Simonian; and (v) the Audit Committee Qualified Director designated by the Sponsor (the “IPV Director”), Ahmed M. Fattouh. The two vacancies on the

Board of Directors will be filled by individuals, each of which we refer to as an “Aeva Founders Nominated Director”, nominated by Messrs. Dardashti and Rezk (the “Aeva Founders”), one of whom shall include an Audit Committee Qualified Director (the “Audit Committee Qualified Aeva Founders Director”) and both of whom shall be subject to the approval of the remaining members of the Board of Directors. The Board is classified into three classes, with the directors serving staggered three-year terms as follows:
(i) Class I Directors (initial term from the Closing through the 2022 annual meeting of stockholders): The IPV Director and the Audit Committee Qualified Aeva Founders Director;
(ii) Class II Directors (initial term from the Closing through the 2023 annual meeting of stockholders): The Lux Director and the Canaan Director; and
(iii) Class III Directors (initial term from the Closing through the 2024 annual meeting of stockholders): The Aeva Founders and an Aeva Founders Nominated Director.
Subject to the rules of the NYSE, from and after March 12, 2021, each Aeva Founder is entitled to nominate himself to continue to serve on the Board of Directors until such time as he holds less than 5% of our outstanding common stock (or his earlier death or incapacity), and we will include such nominees in our proxy materials for each applicable meeting of stockholders and, subject to applicable law and the exercise of fiduciary duties, recommend to our stockholders that each such nominee be elected at such meeting. Mr. Rezk will serve as Chairman of the Board of Directors for so long as he is a director. In the event Mr. Rezk is no longer a director, then Mr. Salehian will serve as the Chairman of the Board of Directors so long as he is a director.
Indemnification Agreements
The Company has entered into separate indemnification agreements with its directors and executive officers, in addition to the indemnification provided for in the Second Amended and Restated Certificate of Incorporation and the Amended and Restated
By-laws.
These agreements, among other things, will require the Company to indemnify our directors and executive officers for certain expenses, including attorneys; fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at the Company’s request. The Company believes that these charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.
The limitation of liability and indemnification provisions in the Second Amended and Restated Certificate of Incorporation and the Amended and Restated
By-laws
may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit the Company and its stockholders. A stockholder’s investment may decline in value to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Related Person Transaction Policy
The board of directors of the Company has adopted a written Related Person Transaction Policy that sets forth the policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” A “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Aeva or any of its subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.
Transactions involving compensation for services provided to the Company as an employee, consultant or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of the Company’s voting securities, including any of their immediate family members and affiliates, including entities owned or controlled by such persons.
Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of the Company’s voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to the Company’s audit committee (or, where review by the Company’s audit committee would be inappropriate, to another independent body of the Board of Directors) for review. To identify related person transactions in advance, the Company will rely on information supplied by the Company’s executive officers, directors and certain significant stockholders. In considering related person transactions, the Company’s audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

•	the risks, costs, and benefits to the Company;

•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties.
The Company’s audit committee will approve only those transactions that it determines are fair to us and in Company’s best interests. All of the transactions described above were entered into prior to the adoption of such policy.
Director Independence
The Board has determined that each of the directors on the Board of Directors other than Soroush Salehian Dardashti and Mina Rezk, qualify as independent directors, as defined under the listing rules of the NYSE
.
Item 14. Principal Accounting Fees and Services
The following table represents aggregate fees billed or to be billed to the Company for the fiscal years ended December 31, 2021 and December 31, 2020 by Deloitte & Touche LLP (San Jose, California PCAOB ID 34), our principal accountant.

	Fiscal Year Ended December 31,
	2021	2020
Audit Fees(1)	$1,250,700	$259,000
Audit Related Fees(2)	498,700	267,000
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$1,749,400	$526,100

(1)
For professional services rendered for the audits of annual consolidated financial statements (including the review of quarterly interim consolidated financial statements), statutory audits required for certain of our
non-U.S.
subsidiaries, consents, assistance and review of documents filed with the SEC and other services normally provided in connection with statutory or regulatory filings or engagements. For the years ended December 31, 2021 and 2020, the audit fee includes fees associated with services provided in connection with the audit of our internal control over financial reporting, as required under Section 404 of the Sarbanes Oxley Act of 2002.

(2)	Audit Related Fees consist of amounts billed in connection with the filing of our Registration Statement on Form S-1, S-4 and other regulatory filings.
All fees described above were
pre-approved
by the Audit Committee.
P
RE
-
APPROVAL
P
OLICIES
AND
P
ROCEDURES
The Audit Committee’s policy is to
pre-approve
all audit and permissible
non-audit
services rendered by Deloitte & Touche LLP, our independent registered public accounting firm. The Audit Committee pre-
approves specified services in defined categories of audit services, audit- related services and tax services up to specified amounts, as part of the Audit Committee’s approval of the scope of the engagement of Deloitte & Touche LLP or on an individual case-by-case
basis before Deloitte & Touche LLP is engaged to provide a service. The Audit Committee has determined that the rendering of the services other than audit services by Deloitte & Touche LLP is compatible with maintaining the principal accountant’s independence.
PART IV
Item 15. Exhibits
(a) Financial Statements and Schedules List the following documents filed as a part of the report: No financial statements are filed with this Amendment No. 1 to our Annual Report on Form 10-K. See Index to Consolidated Financial Statements at Item 8 of the Original Form
10-K.
(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment No. 1 to our Annual Report on Form 10-K.

Exhibit Number	Description

2.1†	Business Combination Agreement, dated as of November 2, 2020, by and among InterPrivate Acquisition Corp., WILLY Merger Sub Corp., and Aeva, Inc. (incorporated by reference to Annex A to the Proxy Statement/Prospectus/Consent Solicitation Statement).

3.1	Second Amended and Restated Certificate of Incorporation of Aeva Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

3.2	Amended and Restated By-laws of Aeva Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed by the Registrant on January 24, 2020).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by the Registrant on January 24, 2020).

4.3	Warrant Agreement, dated February 3, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on February 6, 2020).

4.4*	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Registrant on March 1, 2022).

10.1	Stock Escrow Agreement, dated as of February 3, 2020, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2020).

10.2	Investment Management Trust Agreement, dated February 3, 2020, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 6, 2020).

10.3	Registration Rights and Lock-up Agreement, dated as of March 12, 2021, by and among the Company, certain equityholders of the Company named therein and certain equityholders of Legacy Aeva named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

10.4	Stockholders Agreement, dated as of March 12, 2021, by and among the Company and certain stockholders of the Company named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

10.5	Stockholder Support Agreement, dated as of November 2, 2020, by and among the Company, Merger Sub and certain stockholders of Legacy Aeva party thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.6	Form of Subscription Agreement (November 2020 PIPE) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.7	Form of Subscription Agreement (December 2020 PIPE $150 million tranche) (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4/A filed by the Registrant on January 13, 2021).

10.8	Form of Subscription Agreement (December 2020 PIPE $50 million tranche) (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4/A filed by the Registrant on January 13, 2021).

10.9	Form of Waiver and Lockup Agreement by and between the Registrant and the undersigned party thereto (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4/A filed by the Registrant on January 13, 2021).

10.10	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4/A filed by the Registrant on January 13, 2021).

10.11#	Aeva, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.12#	Form of Stock Option Award Agreement under Aeva, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.13#	Form of Restricted Stock Purchase Award Agreement under Aeva, Inc. 2016 Stock Incentive Plan. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.14#	Offer Letter by and between Aeva, Inc. and Soroush Salehian Dardashti dated December 15, 2016 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.15#	Offer Letter by and between Aeva, Inc. and Mina Rezk dated December 15, 2016 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.16#	Offer Letter by and between Aeva, Inc. and Saurabh Sinha dated September 29, 2020 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.17#	Aeva Technologies, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

10.18#	Form of Stock Option Award Agreement under Aeva Technologies, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

10.19#	Form of Restricted Stock Purchase Award Agreement under Aeva Technologies, Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

16.1	Letter dated March 18, 2021 from Marcum to the SEC (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

21.1	List of subsidiaries of Aeva Technologies, Inc (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by the Registrant on March 1, 2022).

23.1	Consent of Deloitte & Touche LLP independent registered accounting firm for Aeva (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed by the Registrant on March 1, 2022).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K filed by the Registrant on March 1, 2022).

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K filed by the Registrant on March 1, 2022).

31.3*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed by the Registrant on March 1, 2022).

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K filed by the Registrant on March 1, 2022).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File ((formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
†
Schedules and exhibits to this Exhibit omitted pursuant to Regulation
S-K
Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16. Form
10-K
Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2
7
th
day of April 2022.

AEVA TECHNOLOGIES, INC.
By:	/s/ Soroush Salehian Dardashti

Soroush Salehian Dardashti Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Soroush Salehian Dardashti Soroush Salehian Dardashti	Chief Executive Officer and Director (Principal Executive Officer)	April 2 7 , 2022

/s/ Saurabh Sinha Saurabh Sinha	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2 7 , 2022

/s/ Mina Rezk Mina Rezk	President, Chief Technology Officer and Director	April 2 7 , 2022

/s/ Shahin Farshchi Shahin Farshchi	Director	April 2 7 , 2022

/s/ Hrach Simonian Hrach Simonian	Director	April 2 7 , 2022

/s/ Ahmed M. Fattouh Ahmed M. Fattouh	Director	April 2 7 , 2022