Form 10-Q
period 2022-03-31
Aeva Technologies, Inc.
filed 2022-05-09
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 216,703,019 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding future events and our future results that are subject to the safe harbors created under the Securities Act and the Exchange Act. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, the expected impact of the COVID-19 pandemic on our operations, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “goal,” “plan,” “intend,” “expect,” “seek”, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$62,499	$66,810
Marketable securities	351,988	378,200
Accounts receivable	211	2,341
Inventories	1,926	2,063
Other current assets	8,667	9,070
Total current assets	425,291	458,484
Operating lease right-of-use assets	9,577	10,284
Property, plant and equipment, net	7,279	5,136
Intangible assets, net	4,200	4,425
Other noncurrent assets	860	859
Total assets	$447,207	$479,188
Liabilities, convertible preferred stock and stockholders' equity
Accounts payable	$6,645	$4,386
Accrued liabilities	2,671	4,110
Accrued employee costs	1,109	2,196
Lease liability, current portion	2,929	2,872
Other current liabilities	234	733
Total current liabilities	13,588	14,297
Lease liability, noncurrent portion	6,702	7,455
Warrant liability	426	1,060
Total liabilities	20,716	22,812
Commitments and contingencies (Note 14)
Convertible preferred stock $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 216,644 and 214,997 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	22	21
Additional paid-in capital	625,567	619,841
Accumulated other comprehensive loss	(2,979)	(524)
Accumulated deficit	(196,119)	(162,962)
Total stockholders' equity	426,491	456,376
Total liabilities, convertible preferred stock and stockholders' equity	$447,207	$479,188

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenues:
Product	$211	$293
Professional service	926	15
Total revenues	1,137	308
Cost of revenues:
Product	920	180
Professional service	455	—
Total cost of revenues	1,375	180
Gross profit	(238)	128
Operating expenses:
Research and development expenses	25,315	11,379
General and administrative expenses	6,872	8,217
Selling and marketing expenses	1,648	659
Total operating expenses	33,835	20,255
Operating loss	(34,073)	(20,127)
Interest income	283	3
Other income, net	633	666
Loss before income taxes	(33,157)	$(19,458)
Income taxes	—	—
Net loss	$(33,157)	$(19,458)
Unrealized loss on available-for-sale securities	(2,455)	(29)
Total comprehensive loss	(35,612)	(19,487)
Net loss per share, basis and diluted	(0.15)	(0.12)
Weighted-average shares used in computing net loss per share, basic and diluted	216,017,186	163,955,593

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

						Accumulated
	Convertible preferred stock		Common stock		Additional paid-in	Other Comprehensive		Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss		deficit	equity
Balance at December 31, 2021	—	$—	214,997,014	$21	$619,841	$(524)		$(162,962)	$456,376
Share-based compensation	—	—	—	—	5,784	—		—	5,784
Issuance of common stock upon exercise of stock options	—	—	1,029,266	1	185	—		—	186
Issuance of common stock upon release of restricted stock units	—	—	671,621	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	—	—	(53,553)	—	(244)	—		—	(244)
Issuance of common stock upon exercise of warrants	—	—	120	—	1	—		—	1
Unrealized loss on available-for-sale securities	—	—	—	—	—	(2,455)		—	(2,455)
Net loss	—	—	—	—	—	—		(33,157)	(33,157)
Balance as of March 31, 2022	—	$—	216,644,468	$22	$625,567	$(2,979)	`	$(196,119)	$426,491

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

						Accumulated
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

AEVA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(33,157)	$(19,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	630	215
Change in fair value of warrant liability	(634)	(668)
Stock-based compensation	5,784	4,513
Impairment of inventories	767	—
Amortization of right-of-use assets	707	223
Amortization of premium on available-for-sale securities	435	—
Changes in operating assets and liabilities:
Accounts receivable	2,130	(104)
Inventories	(312)	(310)
Other current assets	403	(258)
Other noncurrent assets	(1)	(296)
Accounts payable	1,890	964
Accrued liabilities	(2,653)	872
Accrued employee costs	(1,332)	(358)
Lease liability	(696)	(141)
Other current liabilities	(499)	9
Net cash used in operating activities	(26,538)	(14,797)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,283)	(669)
Purchase of available-for-sale securities	(82,284)	(53,501)
Proceeds from maturities of available-for-sale securities	105,607	—
Net cash provided by (used in) investing activities	22,040	(54,170)
Cash flows from financing activities:
Proceeds from business combination and private offering	—	560,777
Transaction costs related to business combination and private offering	—	(47,228)
Proceeds from exercise of warrants	1	—
Proceeds from exercise of stock options	186	198
Net cash provided by financing activities	187	513,747
Net increase (decrease) in cash and cash equivalents	(4,311)	444,781
Beginning cash and cash equivalents	66,810	24,624
Ending cash and cash equivalents	$62,499	$469,405
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash investing and financing activities:
Changes in purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,265	$215
Taxes withheld on net settled vesting of restricted stock units	$244	$—
Offering costs included in accounts payable and accrued liabilities	$—	$534
Private placement of warrants acquired as part of merger	$—	$3,014
Right-of-use asset obtained in exchange for lease liability	$—	$4,692
Non-cash lease adoption	$—	$1,665

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

Principal of Consolidation and Liquidity

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The consolidated condensed financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has funded its operations primarily through the Business Combination and issuances of stock. As of March 31, 2022, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $414.5 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $196.1 million as of March 31, 2022. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

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

As of March 31, 2022, four customers accounted for 83% of the accounts receivable. As of December 31, 2021, one customer accounted for 90% of accounts receivable. As of March 31, 2022, two vendors accounted for 33% of accounts payable. As of December 31, 2021, two vendors accounted for 37% of accounts payable.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each arrangement. On March 31, 2022, and December 31, 2021, the Company did not have an allowance for doubtful accounts or write-offs.

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

Remaining performance obligations. Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. The customer is not considered committed where they can terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient, the Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Because the majority of the Company’s customer contracts allow customers to terminate for convenience or have an original duration of one year or less, the total amount of the transaction price allocated to unsatisfied performance obligations with a duration of more than 12 months was immaterial as of March 31, 2022 and December 31, 2021.

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

Recent Accounting Pronouncements

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022 on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2021-08 to its consolidated financial statements.

Recently Adopted Accounting Guidance

In June 2016, the FASB issued ASU No. 2016-13, , which amends the incurred loss impairment methodology in current GAAP with a methodology requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU No. 2019-10, which defers the effective date of this ASU to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. The Company adopted ASU 2016-13 utilizing the modified retrospective transition method effective January 1, 2022. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Outstanding stock options, whether vested or unvested, to purchase shares of Aeva, Inc. common stock granted under the 2016 Plan (“Legacy Options”) (see Note 12) converted into stock options for shares of the Company’s common stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Business Combination, after giving effect to the Exchange Ratio.

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

Upon closing of the Business Combination, the Company received gross proceeds of $560.8 million from the Business Combination and PIPE financing, offset by offerings costs of $47.7 million. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity (in thousands):

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

Note 3. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the three months ended March 31, 2022 and 2021, based on the disaggregation criteria described above are as follows (in thousands):

	Three Months Ended March 31,
	2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$1,111	98%	$201	65%
Europe	26	2%	15	5%
Asia	—	0%	92	30%
Total	$1,137	100%	$308	100%

Revenue by timing of recognition:
Recognized at a point in time	$211	19%	$293	95%
Recognized over time	926	81%	15	5%
Total	$1,137	100%	$308	100%

For the three months March 31, 2022, one customer accounted for 81% of the Company’s revenue. For the three months ended March 31, 2021, five customers accounted for 30%, 29%, 12%, 12%, and 11%, respectively, of the Company’s revenue.

Contract Assets and Contract Liabilities

As of March 31, 2022, and December 31, 2021, the Company had contract assets of $5.0 million and $4.1 million, recognized in other current assets. The Company had no contract liability, as of March 31, 2022 and December 31, 2021.

Note 4. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy:

	March 31, 2022
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$10,496	$—	$10,496	$10,496	$—

Level 1
Money market funds	21,031	—	21,031	21,031	—

Level 2
U.S. Government securities	51,475	(838)	50,637	—	50,637
U.S. Treasury securities	67,968	(58)	67,910	25,983	41,927
Commercial paper	98,197	(200)	97,997	4,989	93,008
Corporate bonds	167,292	(1,882)	165,410	—	165,410
Municipal securities	1,007	(1)	1,006	—	1,006
Subtotal	385,939	(2,979)	382,960	30,972	351,988
Total assets	$417,466	$(2,979)	$414,487	$62,499	$351,988

Liabilities
Level 3
Warrant liabilities	426	—	426	—	—
Total liabilities	$426	$—	$426	$—	$—

	December 31, 2021
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$2,765	$—	$2,765	$2,765	$—

Level 1
Money market funds	38,045	—	38,045	38,045	—

Level 2
U.S. Government securities	45,982	(66)	45,916	—	45,916
U.S. Treasury securities	80,500	(7)	80,493	26,000	54,493
Commercial paper	94,887	(15)	94,872	—	94,872
Corporate bonds	182,338	(435)	181,903	—	181,903
Municipal securities	1,017	(1)	1,016	—	1,016
Subtotal	404,724	(524)	404,200	26,000	378,200
Total assets	$445,534	$(524)	$445,010	$66,810	$378,200

Liabilities
Level 3
Warrant liabilities	1,060	—	1,060	—	—
Total liabilities	$1,060	$—	$1,060	$—	$—

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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousand):

	March 31, 2022	December 31, 2021
Fair value, beginning balance	$1,060	$—
Private placement warrant liability acquired as part of the merger	—	3,014
Change in the fair value included in other income (expense), net	(634)	(1,954)
Fair value, closing balance	$426	$1,060

The key inputs into the Black-Scholes option pricing model for the private warrants were as follows for the relevant periods:

	March 31, 2022	December 31, 2021
Expected term (years)	4.0	4.2
Expected volatility	64.2%	60.3%
Risk-free interest rate	2.42%	1.14%
Dividend yield	0%	0%
Exercise Price	$11.50	$11.50

Note 5. Acquisition and Intangible Assets

On November 23, 2021, the Company entered into an agreement to purchased certain intellectual property for a total consideration of approximately $4.5 million in cash. The assets acquired primarily consists of intellectual property (patents).

The Company applied a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets and determine the transaction should be accounted for as an asset acquisition. Since the only substantive assets acquired was intellectual property the entire purchase price was allocated to the intellectual property. The acquired intellectual property has a weighted-average useful life of 5 years. The Company recorded amortization expense related to the acquired intangible assets of $0.2 million, for the three months ended March 31, 2022.

As of March 31, 2022, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter was as follows (in thousands):

Remainder of 2022	$675
2023	900
2024	900
2025	900
2026	825
Total future amortization	$4,200

Note 6. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$1,578	$1,668
Work-in-progress	—	116
Finished goods	$348	279
Total inventories	$1,926	$2,063

Note 7. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Computer equipment	$1,807	$1,572
Lab equipment	3,084	2,760
Leasehold improvements	2,497	1,330
Construction in progress	1,414	980
Testing equipment	602	521
Manufacturing equipment	667	374
Furniture, fixtures and other equipment	453	439
Total property, plant and equipment	$10,524	$7,976
Less: accumulated depreciation	$(3,245)	(2,840)
Total property, plant and equipment, net	$7,279	$5,136

Depreciation related to property, plant, and equipment was $0.4 million and $0.2 million for the three months ended March 31, 2022, and March 31, 2021, respectively.

Note 8. Other current assets

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid expenses	$2,251	$2,819
Contract assets	4,994	4,069
Vendor deposits	536	1,057
Other current assets	886	1,125
Total other current assets	$8,667	$9,070

Note 9. Other current liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Sales tax payable	$67	$551
Other current liabilities	$167	182
Total other current liabilities	$234	$733

Note 10. Capital Structure

As of March 31, 2022, the Company had authorized a total of 432,000,000 shares for issuance, with 422,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock.

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

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, no shares of preferred stock were issued and outstanding.

Warrants

As of March 31, 2022, the Company had 12,074,880 public and 384,000 private warrants outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.

Note 11. Earnings Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net Loss	$(33,157)	$(19,458)
Net loss attributable per share to common stockholders	(33,157)	(19,458)

Denominator:
Weighted average shares of common stock outstanding — Basic	216,017,186	163,955,593
Dilutive effect of potential common stock	—	—
Weighted average shares of common stock outstanding — Diluted	216,017,186	163,955,593
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.15)	$(0.12)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Common stock options issued and outstanding	12,787,299	17,073,617
Restricted stock units	6,829,309	1,435,217
Total	19,616,608	18,508,834

Note 12. Stock-based Compensation

Stock Options

The Company maintains the 2016 Stock Incentive Plan and the 2021 Incentive Award Plan (the “Stock Plans”) under which incentive stock options, non-qualified stock options and RSUs may be granted to employees. Under the Stock Plans, the Company has 8,427,947 shares available for issuance as of March 31, 2022.

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

A summary of the Company’s stock option activity for three months ended March 31, 2022, is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	13,858,356	$0.39	7.47	$99,406
Exercised	(1,029,266)	0.18	—	—
Forfeited	(41,791)	0.46	—	—
Outstanding as of March 31, 2022	12,787,299	0.40	7.27	50,210
Vested and exercisable as of March 31, 2022	9,203,992	0.36	7.10	36,580
Vested and expected to vest as of March 31, 2022	12,787,299	0.40	7.27	50,210

There were no options granted during the three months ended March 31, 2022. As of March 31, 2022, the Company had $4.4 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units and Performance-based Restricted Stock Units

Beginning November 2020, the Company granted RSUs and PBRSUs to certain employees and consultants pursuant to the 2016 and 2020 Stock Plan. RSU’s expire in 10 years from the date of grant and typically vest 25 percent upon the one-year anniversary date from the initial vesting date, with 12.5% vesting on each six-month anniversary date over the following three years. The RSUs are subject to a time-based vesting condition and a performance condition tied to the completion of the merger with InterPrivate, both of which must be satisfied in order for the RSUs to be vested and settled for shares of Common Stock. The performance vesting condition for these RSU were met on March 12, 2021. As a result, the Company’s outstanding RSUs vested to the extent the applicable service condition was satisfied as of such date. The vesting of these outstanding RSUs resulted in approximately $2.7 million of incremental stock-based compensation expense for the three months ended March 31, 2021.

The following table summarizes our RSU activity which includes performance-based RSUs for the three months ended March 31, 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	6,631,079	$10.04
Granted	980,697	4.82
Released	(671,621)	10.11
Forfeited	(110,846)	10.86
Outstanding as of March 31, 2022	6,829,309	$9.27

As of March 31, 2022, the Company had $53.6 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted-average period of 2.9 years.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$136	$—
Research and development expenses	4,323	1,796
General and administrative expenses	1,229	2,696
Sales and marketing expenses	96	21
Total	$5,784	$4,513

Note 13. Income Taxes

Components of Income Before Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousand):

	Three Months Ended March 31,
	2022	2021
Domestic	$(33,157)	$(19,458)
Foreign	—	—
Loss before income taxes	$(33,157)	$(19,458)

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2022 and 2021, the Company recognized no provision for income taxes.

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

Note 14. Commitments and Contingencies

Leases

The weighted average incremental borrowing rate used to measure the operating lease liability is 5.25%. Operating lease cost for three months ended March 31, 2022 and 2021, was $0.8 million and $0.3 million, respectively.

Short-term costs for the three months ended March 31, 2022 and 2021, were $29 thousand and $16 thousand, respectively. The variable lease costs for the three months ended March 31, 2022 and 2021, were $126 thousand, and $25 thousand, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2022 (in thousands):

Operating Leases
Remainder of 2022	$2,507
2023	2,977
2024	2,748
2025	1,969
2026	290
Total minimum lease payments	10,491
Less: imputed interest	(860)
Total lease liability	$9,631

Non-cancelable purchase commitments

As of March 31, 2022, the Company had non-cancelable purchase commitments of approximately $0.7 million.

Litigation

From time to time, the Company is involved in actions, claims, suits, and other proceedings in the ordinary course of business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties, or employment-related matters. When it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated, the Company records a liability for such loss contingencies. The Company’s estimates regarding potential losses and materiality are based on the Company’s judgment and assessment of the claims utilizing currently available information. Although the Company will continue to reassess its reserves and estimates based on future developments, the Company’s objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from the Company’s current estimates.

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

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region (in thousand):

	March 31,	December 31,
	2022	2021
	(in thousands)
United States	$6,722	$4,676
Thailand	459	351
Germany	98	109
Total	$7,279	$5,136

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of Aeva’s results of operations and financial condition should be read in conjunction with the information set forth in the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon Aeva’s current expectations, estimates, and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) under the heading “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Unless the context otherwise requires, all references in this section to “we,” “our,” “us” “the Company” or “Aeva” refer to the business of Aeva Technologies, Inc., a Delaware corporation, and its subsidiaries.

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

Unlike legacy 3D LiDAR, which relies on Time-of-Flight (“ToF”) technology and measures only depth and reflectivity, Aeva’s solution leverages a proprietary FMCW technology to measure velocity in addition to depth, reflectivity and inertial motion. We believe the ability of Aeva’s solution to measure instant velocity for every pixel is a major advantage over ToF-based sensing solutions. Furthermore, Aeva’s technology is free from interference from other LiDAR or, the beams and sunlight, and our core innovations within FMCW are intended to enable autonomous vehicles to see at significantly higher distances of up to 500 meters.

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

Business Combination and Public Company Costs

The Business Combination on March 12, 2021, was accounted for as a reverse recapitalization, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, IPV was treated as the legal acquirer and accounting acquiree. Accordingly, the business combination was treated as the equivalent of Aeva, Inc, issuing stock for the net assets of IPV, accompanied by a recapitalization. The most significant change in the Company’s financial position and results of the business combination was an increase in cash of $513.1 million. Total non-recurring transaction costs incurred for this transaction were $47.7 million.

Upon the closing of the Business Combination, the Company's common stock and warrants began trading under the ticker symbols “AEVA” and “AEVA.WS” on the New York Stock Exchange (“NYSE”). We anticipate that we will continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

COVID-19 Impact

The extent of the impact of the pandemic related to the novel coronavirus (“COVID-19”) on Aeva’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on its customers, suppliers, and employees, all of which is uncertain at this time. Aeva expects the COVID-19 pandemic to adversely impact revenue and results of operations, but Aeva is unable to predict at this time the size and duration of this adverse impact. Aeva is observing a larger trend of automakers shifting course in “make vs buy” decisions as it relates to autonomous solutions and software systems. As cash flows tighten, more automakers are looking to limit the potentially massive investments required to develop autonomous software and systems for which they may not necessarily have substantial expertise. As a result, automakers may be more open to and accepting of a model to incorporate full-stack hardware and software solutions from suppliers, which for autonomy is particularly relevant for Aeva. For more information on Aeva’s operations and risks related to health epidemics, including the COVID-19 pandemic, refer to Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors” for more information.

Key Factors Affecting Aeva’s Operating Results

Aeva believes that its future performance and success depends to a substantial extent on its ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed in Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors.”

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

Aeva is engaged in design, manufacturing and sale of LiDAR sensing systems and related perception and autonomy-enabling software solutions serving customers in automotive and other markets. Under the customer agreements, Aeva delivers a specified number of sensing systems at a fixed price under customary terms and conditions. The sensing system units sold under these agreements are typically prototypes that are used by the customer for its research, development, evaluation, pilot, or testing purposes. Aeva also enters into non-recurring engineering service arrangements with certain of its customers to customize Aeva’s perception solution to meet customer specific requirements. Revenue from such services is recognized as professional services in the consolidated condensed statement of operations.

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

Interest income and Interest expense

Interest income consists primarily of income earned on Aeva’s cash equivalents and investments in marketable securities. Interest income will vary based on Aeva’s cash equivalents and marketable securities balance and changes in interest rates.

Other income and expense

Other income and expense primarily consist of changes in the fair value of private placement warrants, foreign currency conversion gains and losses, and realized gain/loss on marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2022, and 2021

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this quarterly statement. The following table sets forth Aeva’s results of operations data for the periods presented:

	Three Months Ended March 31,
	2022	2021	Change $	Change %
	(in thousands, except percentages)
Revenues:
Product	$211	$293	$(82)	(28)%
Professional service	926	15	911	6073%
Total revenues	1,137	308	829	269%
Cost of revenue
Product	920	180	740	411%
Professional service	455	—	455	100%
Total cost of revenues	1,375	180	1,195	664%
Gross profit	(238)	128	(366)	(286)%
Operating expenses:
Research and development	25,315	11,379	13,936	122%
General and administrative expenses	6,872	8,217	(1,345)	(16)%
Selling and marketing expenses	1,648	659	989	150%
Total operating expenses	33,835	20,255	13,580	67%
Loss from operations	(34,073)	(20,127)	(13,946)	69%
Interest income	283	3	280	9333%
Other income, net	633	666	(33)	(5)%
Net loss before taxes	(33,157)	(19,458)	(13,699)	70%
Income tax provision	—	—	—
Net loss	$(33,157)	$(19,458)	$(13,699)	70%

Revenue

Product

Product revenue decreased by $0.1 million, or 28%, to $0.2 million during the three months ended March 31, 2022, from $0.3 million for the three months ended March 31, 2021. This decrease was primarily due to a lower average selling price of prototype units sold in 2022 as compared to 2021.

Professional Service

Professional services revenue increased by $0.9 million, or 6073%, for the three months ended March 31, 2022. The increase was primarily due to non-recurring engineering services revenue recognized during the three months ended March 31, 2022.

Cost of revenue and gross profit

Cost of product revenues increased by $0.7 million or 411%, during the three months ended March 31, 2022, from the three months ended March 31, 2021. The increase was primarily due to impairment of inventory for $0.7 million recorded during the three months ended March 31, 2022.

Cost of professional service revenues increased by $0.5 million, or 100%, during the three months ended March 31, 2022, the increase was primarily due to the employee costs related to professional services. No professional service cost of revenue recognized for the three months ended March 31, 2021 as the non-recurring engineering service was $0 during this period.

Operating expenses

Research and development

Total research and development expense increased by $13.9 million, or 122%, to $25.3 million for the three months ended March 31, 2022, from $11.4 million for the three months ended March 31, 2021. Research and development expenses increased primarily due to an increase in material, software licenses and payroll expenses due to continued expansion for product development. Payroll expenses increased by $5.8 million, material, software licenses, and service related expenses increased by $2.9 million, stock-based compensation expenses increased by $2.5 million, facility expenses increased by $0.8 million, consulting increased by $1.3 million, other equipment expenses increased by $0.3 million, depreciation expense increased by $0.2 million, and travel expense increased by $0.1 million.

General and administrative

Total general and administrative expense decreased by $1.3 million, or 16%, to $6.9 million for the three months ended March 31, 2022, from $8.2 million for the three months ended March 31, 2021. General and administrative expense decreased primarily due to decrease in employee related costs. Stock-based compensation expenses decreased by $1.5 million and payroll expenses decreased by $1.0 million due to lower bonus expenses, this decrease was offset by increase in insurance expenses by $0.6 million, other equipment and facility expenses by $0.2 million, amortization by $0.2 million, and other employee expenses by $0.2 million.

Selling and marketing

Total selling and marketing expense increased by $1.0 million, or 150%, to $1.6 million for the three months ended March 31, 2022, from $0.7 million for the three months ended March 31, 2021. The increase in sales and marketing expense was primarily due to an increase in marketing related expense by $0.6 million, an increase in payroll expenses by $0.4 million driven by additional headcount, and stock-based compensation expenses increased by $0.1 million, this increase was offset by a decrease in recruiting expenses by $0.1 million.

Interest income

Interest income increased by $0.3 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase is due to the timing of the investment as the majority of balance as of March 31, 2021 was held in cash and not invested in marketable securities.

Other income, net

Other income, decreased by $33 thousand for the three months ended March 31, 2022, primarily due to decrease in the fair value of private placement warrant liability which was recorded as other income.

Liquidity and Capital Resources

Sources of Liquidity

Aeva’s capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support research and development efforts, investments in information technology systems, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. As of March 31, 2022, Aeva had cash and cash equivalents and marketable securities totaling $414.5 million. Prior to the Business Combination, Aeva’s principal sources of liquidity have been proceeds received from the issuance of private equity.

Until Aeva can generate sufficient revenue from its sale of products to cover operating expenses, working capital and capital expenditures, Aeva expects the funds raised in the Business Combination, including the funds from PIPE financing, to fund its cash needs. Any additional equity securities issued may provide for rights, preferences or privileges senior to those of holders of the Company’s common stock. If Aeva raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of common stockholders. The terms of debt securities or borrowings could impose significant restrictions on Aeva’s operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty and other risks detailed in Part I, Item 1A of the 2021 Form 10-K under the heading "Risk Factors" that could impact the availability and cost of equity and debt financing.

Aeva has incurred negative cash flows from operating activities and losses from operations in the past as reflected in its accumulated deficit of $196.1 million as of March 31, 2022. Aeva expects to continue to incur operating losses due to continued investments that it intends to make in its business, including development of products. Aeva believes that existing cash and cash equivalent and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(26,538)	$(14,797)
Cash provided by (used in) investing activities	22,040	(54,170)
Cash provided by financing activities	187	513,747
Net increase (decrease) in cash and cash equivalents	$(4,311)	$444,781

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $26.5 million, attributable to a net loss of $33.2 million and a net change in our net operating assets and liabilities of $1.1 million, partially offset by non-cash charges of $7.7 million. Non-cash charges primarily consisted of $5.8 million in stock-based compensation, $0.6 million in depreciation and amortization expense, $0.7 million in amortization of right of use, $0.8 million in impairment of inventory and $0.4 million in amortization of premium on available for sale securities, partially offset by $0.6 million change in the fair value of warrant liabilities. The change in net operating assets and liabilities was primarily due to a $2.1 million decrease in accounts receivable, a $0.4 million decrease in other current assets due to timing of billing and cash collections, a $2.7 million decrease in accrued liabilities, a $1.3 million decrease in accrued employee cost due to bonus payment, a $0.7 million decrease in lease liability and a $0.5 million decrease on other current liabilities. These changes were partially offset by a $0.3 million increase in inventory and a $1.9 million increase in accounts payable resulting primarily from expansion in our operating activities.

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

Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $22.0 million, attributable to maturity and sale of available-for-sale investments of $105.6 million, partially offset by purchase of marketable securities investments of $82.3 million and purchase of property and equipment of $1.3 million.

For the three months ended March 31, 2021, net cash used in investing activities was $54.2 million, attributable to the purchase of available-for-sale securities of $53.5 million and purchase of property and equipment of $0.7 million.

Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities was $0.2 million, attributable to proceeds from stock option exercises.

For the three months ended March 31, 2021, net cash provided by financing activities was $513.7 million, attributable to net proceeds of $513.5 million from the Business Combination and PIPE financing and proceeds of $0.2 million from stock option exercises.

Off-Balance Sheet Arrangements

As of March 31, 2022, Aeva has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Aeva is exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. There has been no material change in our exposure to market risks from that discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2021 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s stock, can be materially and adversely affected. There have been no material changes to the Company’s risk factors since the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

Unregistered Sales of Equity Securities

None.

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

3.2	Amended and Restated By-laws of Aeva Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

AEVA TECHNOLOGIES, INC.

Date: May 9, 2022	By:	/s/Soroush Salehian Dardashti
Soroush Salehian Dardashti
Chief Executive Officer

Date: May 9, 2022	By:	/s/ Saurabh Sinha
Saurabh Sinha
Chief Financial Officer