Form 10-Q
period 2022-09-30
Aeva Technologies, Inc.
filed 2022-11-09
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 218,230,729 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$117,885	$66,810
Marketable securities	232,927	378,200
Accounts receivable	3,387	2,341
Inventories	1,513	2,063
Other current assets	9,685	9,070
Total current assets	365,397	458,484
Operating lease right-of-use assets	8,137	10,284
Property, plant and equipment, net	9,376	5,136
Intangible assets, net	3,750	4,425
Other noncurrent assets	863	859
Total assets	$387,523	$479,188
Liabilities, convertible preferred stock and stockholders' equity
Accounts payable	$5,883	$4,386
Accrued liabilities	4,045	4,110
Accrued employee costs	3,586	2,196
Lease liability, current portion	2,797	2,872
Other current liabilities	149	733
Total current liabilities	16,460	14,297
Lease liability, noncurrent portion	5,397	7,455
Warrant liability	138	1,060
Total liabilities	21,995	22,812
Commitments and contingencies (Note 14)
Convertible preferred stock $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 218,153 and 214,997 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	22	21
Additional paid-in capital	637,780	619,841
Accumulated other comprehensive loss	(4,681)	(524)
Accumulated deficit	(267,593)	(162,962)
Total stockholders' equity	365,528	456,376
Total liabilities, convertible preferred stock and stockholders' equity	$387,523	$479,188

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product	$625	$531	$1,302	$1,065
Professional service	749	2,952	2,702	5,327
Total revenues	1,374	3,483	4,004	6,392
Cost of revenues:
Product	2,438	617	3,792	934
Professional service	327	1,684	1,339	2,969
Total cost of revenues	2,765	2,301	5,131	3,903
Gross profit	(1,391)	1,182	(1,127)	2,489
Operating expenses:
Research and development expenses	26,123	20,908	77,376	51,019
General and administrative expenses	8,093	6,739	23,642	21,641
Selling and marketing expenses	2,195	922	5,415	2,079
Total operating expenses	36,411	28,569	106,433	74,739
Operating loss	(37,802)	(27,387)	(107,560)	(72,250)
Interest income	1,164	119	2,033	228
Other income, net	135	663	896	1,886
Loss before income taxes	(36,503)	$(26,605)	(104,631)	$(70,136)
Income taxes	—	—	—	—
Net loss	$(36,503)	$(26,605)	$(104,631)	$(70,136)
Unrealized loss on available-for-sale securities	(752)	59	(4,157)	(81)
Total comprehensive loss	(37,255)	(26,546)	(108,788)	(70,217)
Net loss per share, basis and diluted	(0.17)	(0.13)	(0.48)	(0.36)
Weighted-average shares used in computing net loss per share, basic and diluted	217,888,470	212,587,878	216,937,433	196,302,040

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

						Accumulated
	Convertible preferred stock		Common stock		Additional paid-in	Other Comprehensive		Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss		deficit	equity
Balance at December 31, 2021	—	$—	214,997,014	$21	$619,841	$(524)		$(162,962)	$456,376
Share-based compensation	—	—	—	—	5,784	—		—	5,784
Issuance of common stock upon exercise of stock options	—	—	1,029,266	1	185	—		—	186
Issuance of common stock upon release of restricted stock units	—	—	671,621	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	—	—	(53,553)	—	(244)	—		—	(244)
Issuance of common stock upon exercise of warrants	—	—	120	—	1	—		—	1
Unrealized loss on available-for-sale securities	—	—	—	—	—	(2,455)		—	(2,455)
Net loss	—	—	—	—	—	—		(33,157)	(33,157)
Balance as of March 31, 2022	—	$—	216,644,468	$22	$625,567	$(2,979)	`	$(196,119)	$426,491
Share-based compensation	—	—	—	—	6,434	—		—	6,434
Issuance of common stock upon exercise of stock options	—	—	170,055	—	58	—		—	58
Issuance of common stock upon release of restricted stock units	—	—	458,399	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	—	—	(60,516)	—	(174)	—		—	(174)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(950)		—	(950)
Net loss	—	—	—	—	—	—		(34,971)	(34,971)
Balance as of June 30, 2022	—	$—	217,212,406	$22	$631,885	$(3,929)		$(231,090)	$396,888
Share-based compensation	—	—	—	—	6,140	—		—	6,140
Issuance of common stock upon exercise of stock options	—	—	131,110	—	57	—		—	57
Issuance of common stock upon release of restricted stock units	—	—	929,585	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	—	—	(120,483)	—	(302)	—		—	(302)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(752)		—	(752)
Net loss	—	—	—	—	—	—		(36,503)	(36,503)
Balance as of September 30, 2022	—	$—	218,152,618	$22	$637,780	$(4,681)		$(267,593)	$365,528

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

AEVA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(104,631)	$(70,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,305	741
Loss on write down of fixed assets	—	52
Change in fair value of warrant liability	(922)	(1,904)
Stock-based compensation	18,358	16,045
Impairment of inventories	1,363	—
Amortization of right-of-use assets	2,147	1,204
Realized loss on available-for-sale securities	29	—
Amortization of premium on available-for-sale securities	641	960
Changes in operating assets and liabilities:
Accounts receivable	(1,046)	(1,072)
Inventories	(580)	(2,118)
Other current assets	(615)	(6,673)
Other noncurrent assets	(4)	(791)
Accounts payable	1,751	3,275
Accrued liabilities	(456)	3,343
Accrued employee costs	1,283	771
Lease liability	(2,133)	(1,101)
Other current liabilities	(583)	247
Net cash used in operating activities	(83,093)	(57,157)
Cash flows from investing activities:
Purchase of property, plant and equipment	(5,967)	(2,241)
Purchase of available-for-sale securities	(143,730)	(454,357)
Proceeds from sale of available-for-sale securities	—	20,122
Proceeds from maturities of available-for-sale securities	284,176	62,980
Net cash provided by (used in) investing activities	134,479	(373,496)
Cash flows from financing activities:
Proceeds from business combination and private offering	—	560,777
Transaction costs related to business combination and private offering	—	(47,487)
Payments of taxes withheld on net settled vesting of restricted stock units	(613)	(495)
Proceeds from exercise of warrants	1	—
Proceeds from exercise of stock options	301	690
Net cash provided by (used in) financing activities	(311)	513,485
Net increase (decrease) in cash and cash equivalents	51,075	82,832
Beginning cash and cash equivalents	66,810	24,624
Ending cash and cash equivalents	$117,885	$107,456
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash investing and financing activities:
Changes in purchases of property and equipment recorded in accounts payable and accrued liabilities	$(97)	$693
Taxes withheld on net settled vesting of restricted stock units	$107	$843
Private placement of warrants acquired as part of merger	$—	$3,014
Right-of-use asset obtained in exchange for lease liability	$—	$10,515
Non-cash lease adoption	$—	$1,671

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

The Company has funded its operations primarily through the Business Combination and issuances of stock. As of September 30, 2022, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $350.8 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $267.6 million as of September 30, 2022. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

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

As of September 30, 2022, two customers accounted for 82% of the accounts receivable. As of December 31, 2021, one customer accounted for 90% of accounts receivable. As of September 30, 2022, one vendor accounted for 45% of accounts payable. As of December 31, 2021, two vendors accounted for 37% of accounts payable.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each arrangement. As of September 30, 2022, and December 31, 2021, the Company did not have an allowance for doubtful accounts or write-offs.

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

Remaining performance obligations. Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. The customer is not considered committed where they can terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient, the Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Because the majority of the Company’s customer contracts allow customers to terminate for convenience or have an original duration of one year or less, the total amount of the transaction price allocated to unsatisfied performance obligations with a duration of more than 12 months was immaterial as of September 30, 2022 and December 31, 2021.

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

Recently Adopted Accounting Guidance

In June 2016, the FASB issued ASU No. 2016-13, which amends the incurred loss impairment methodology in current GAAP with a methodology that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU No. 2019-10, which defers the effective date of this ASU to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. The Company adopted ASU 2016-13 utilizing the modified retrospective transition method effective January 1, 2022. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note 3. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the three months ended September 30, 2022 and 2021, based on the disaggregation criteria described above are as follows (in thousands):

	Three Months Ended September 30,
	2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$1,119	81%	$3,461	99%
EMEA	233	17%	22	1%
Asia	22	2%	—	0%
Total	$1,374	100%	$3,483	100%

Revenue by timing of recognition:
Recognized at a point in time	$625	45%	$531	15%
Recognized over time	749	55%	2,952	85%
Total	$1,374	100%	$3,483	100%

Total revenue for the nine months ended September 30, 2022 and 2021, based on the disaggregation criteria described above are as follows (in thousands):

	Nine Months Ended September 30,
	2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$3,640	91%	$6,143	96%
EMEA	317	8%	77	1%
Asia	47	1%	172	3%
Total	$4,004	100%	$6,392	100%

Revenue by timing of recognition:
Recognized at a point in time	$1,302	33%	$1,065	17%
Recognized over time	2,702	67%	5,327	83%
Total	$4,004	100%	$6,392	100%

For the three months ended September 30, 2022, one customer accounted for 55% and for the three months ended September 30, 2021 two customers accounted for 96% of the Company’s revenue, respectively.

For the nine months ended September 30, 2022 and 2021, two customers accounted for 67% and 92% of the Company’s revenue, respectively.

Contract Assets and Contract Liabilities

As of September 30, 2022, and December 31, 2021, the Company had contract assets of $4.0 million and $4.1 million, recognized in other current assets. The Company had no contract liability, as of September 30, 2022 and December 31, 2021.

Note 4. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy:

	September 30, 2022
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$4,915	$—	$4,915	$4,915	$—

Level 1
Money market funds	51,312	—	51,312	51,312	—

Level 2
U.S. Government securities	62,485	(1,782)	60,703	—	60,703
U.S. Treasury securities	21,926	(143)	21,783	—	21,783
Commercial paper	108,463	(293)	108,170	61,658	46,512
Corporate bonds	106,392	(2,463)	103,929	—	103,929
Subtotal	299,266	(4,681)	294,585	61,658	232,927
Total assets	$355,493	$(4,681)	$350,812	$117,885	$232,927

Liabilities
Level 3
Warrant liabilities	138	—	138	—	—
Total liabilities	$138	$—	$138	$—	$—

	December 31, 2021
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$2,765	$—	$2,765	$2,765	$—

Level 1
Money market funds	38,045	—	38,045	38,045	—

Level 2
U.S. Government securities	45,982	(66)	45,916	—	45,916
U.S. Treasury securities	80,500	(7)	80,493	26,000	54,493
Commercial paper	94,887	(15)	94,872	—	94,872
Corporate bonds	182,338	(435)	181,903	—	181,903
Municipal securities	1,017	(1)	1,016	—	1,016
Subtotal	404,724	(524)	404,200	26,000	378,200
Total assets	$445,534	$(524)	$445,010	$66,810	$378,200

Liabilities
Level 3
Warrant liabilities	1,060	—	1,060	—	—
Total liabilities	$1,060	$—	$1,060	$—	$—

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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousand):

	September 30, 2022	December 31, 2021
Fair value, beginning balance	$1,060	$—
Private placement warrant liability acquired as part of the merger	—	3,014
Change in the fair value included in other income, net	(922)	(1,954)
Fair value, closing balance	$138	$1,060

The key inputs into the Black-Scholes option pricing model for the private warrants were as follows for the relevant periods:

	September 30, 2022	December 31, 2021
Expected term (years)	3.5	4.2
Expected volatility	80.5%	60.3%
Risk-free interest rate	4.16%	1.14%
Dividend yield	0%	0%
Exercise Price	$11.50	$11.50

Note 5. Acquisition and Intangible Assets

On November 23, 2021, the Company entered into an agreement to purchased certain intellectual property for a total consideration of approximately $4.5 million in cash. The assets acquired primarily consists of intellectual property (patents).

The Company applied a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets and determine the transaction should be accounted for as an asset acquisition. Since the only substantive assets acquired was intellectual property, the entire purchase price was allocated to the intellectual property. The acquired intellectual property has a weighted-average useful life of 5 years. The Company recorded amortization expense related to the acquired intangible assets of $0.2 million and $0.7 million, for the three and nine months ended September 30, 2022.

As of September 30, 2022, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter was as follows (in thousands):

Remainder of 2022	$225
2023	900
2024	900
2025	900
2026	825
Total future amortization	$3,750

Note 6. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$1,310	$1,668
Work-in-progress	$118	116
Finished goods	85	279
Total inventories	$1,513	$2,063

Note 7. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Computer equipment	$2,218	$1,572
Lab equipment	4,703	2,760
Leasehold improvements	2,848	1,330
Construction in progress	1,361	980
Testing equipment	680	521
Manufacturing equipment	1,574	374
Furniture, fixtures and other equipment	463	439
Total property, plant and equipment	$13,847	$7,976
Less: accumulated depreciation	(4,471)	(2,840)
Total property, plant and equipment, net	$9,376	$5,136

Depreciation related to property, plant, and equipment was $0.6 million and $0.3 million for the three months ended September 30, 2022, and September 30, 2021, respectively, and $1.6 million and $0.7 million for the nine months ended September 30, 2022, and September 30, 2021, respectively.

Note 8. Other current assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid expenses	$3,697	$2,819
Contract assets	3,965	4,069
Vendor deposits	1,137	1,057
Other current assets	886	1,125
Total other current assets	$9,685	$9,070

Note 9. Other current liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Sales tax payable	$73	$551
Other current liabilities	76	182
Total other current liabilities	$149	$733

Note 10. Capital Structure

As of September 30, 2022, the Company had authorized a total of 432,000,000 shares for issuance, with 422,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock.

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

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, no shares of preferred stock were issued and outstanding.

Warrants

As of September 30, 2022, the Company had 12,074,880 public and 384,000 private warrants outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.

Note 11. Earnings Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net Loss	$(36,503)	$(26,605)	$(104,631)	$(70,136)
Net loss attributable per share to common stockholders	(36,503)	(26,605)	(104,631)	(70,136)

Denominator:
Weighted average shares of common stock outstanding — Basic	217,888,470	212,587,878	216,937,433	196,302,040
Dilutive effect of potential common stock	—	—	—	—
Weighted average shares of common stock outstanding — Diluted	217,888,470	212,587,878	216,937,433	196,302,040
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.17)	$(0.13)	$(0.48)	$(0.36)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Nine Months Ended September 30,
	2022	2021
Common stock options issued and outstanding	13,686,976	15,309,123
Restricted stock units	10,798,551	6,550,785
Total	24,485,527	21,859,908

Note 12. Stock-based Compensation

Stock Options

The Company maintains the 2016 Stock Incentive Plan and the 2021 Incentive Award Plan (the “Stock Plans”) under which incentive stock options, non-qualified stock options and RSUs may be granted to employees. Under the Stock Plans, the Company has 1,869,879 shares available for issuance as of September 30, 2022.

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

The fair value of stock option awards was determined on the grant date using the Black-Scholes option-pricing model. No new options were granted during the period ended September 30, 2021. The assumptions for the Black-Scholes model for options granted during the period ended September 30, 2022, were as follows:

	Nine Months Ended September 30,
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
(4)
The Company has assumed a dividend yield of zero as they have no plans to declare dividends in the foreseeable future.

A summary of the Company’s stock option activity for nine months ended September 30, 2022, is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	13,858,356	$0.39	7.47	$99,406
Granted	1,335,000	3.08	—	—
Exercised	(1,330,431)	0.23	—	—
Forfeited	(175,949)	0.49	—	—
Outstanding as of September 30, 2022	13,686,976	0.66	7.04	18,122
Vested and exercisable as of September 30, 2022	10,145,685	0.43	6.74	14,880
Vested and expected to vest as of September 30, 2022	13,686,976	0.66	7.04	18,122

The Company had $4.6 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units and Performance-based Restricted Stock Units

Beginning November 2020, the Company granted RSUs and PBRSUs to certain employees and consultants pursuant to the 2016 and 2020 Stock Plan. RSU’s expire in 10 years from the date of grant and typically vest 25 percent upon the one-year anniversary date from the initial vesting date, with 12.5% vesting on each six-month anniversary date over the following three years. The RSUs are subject to a time-based vesting condition and a performance condition tied to the completion of the merger with InterPrivate, both of which must be satisfied in order for the RSUs to be vested and settled for shares of Common Stock. The performance vesting condition for these RSU were met on March 12, 2021. As a result, the Company’s outstanding RSUs vested to the extent the applicable service condition was satisfied as of such date. The vesting of these outstanding RSUs resulted in approximately $2.7 million of incremental stock-based compensation expense for the three and nine months ended September 30, 2021.

The following table summarizes our RSU activity which includes performance-based RSUs for the nine months ended September 30, 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	6,631,079	$10.04
Granted	7,207,201	3.55
Released	(2,059,605)	8.84
Forfeited	(980,124)	9.39
Outstanding as of September 30, 2022	10,798,551	$6.00

As of September 30, 2022, the Company had $55.6 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted-average period of 3.0 years.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$396	$593	$738	$1,003
Research and development expenses	4,177	4,806	13,152	8,624
General and administrative expenses	1,263	2,017	3,767	6,209
Sales and marketing expenses	304	107	701	209
Total	$6,140	$7,523	$18,358	$16,045

Note 13. Income Taxes

Components of Income Before Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousand):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Domestic	$(36,503)	$(26,605)	$(104,631)	$(70,136)
Loss before income taxes	$(36,503)	$(26,605)	$(104,631)	$(70,136)

The Company does not have significant foreign loss before income tax. There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and nine months ended September 30, 2022 and 2021, the Company recognized no provision for income taxes.

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

Note 14. Commitments and Contingencies

Leases

The weighted average incremental borrowing rate used to measure the operating lease liability is 5.25%. Operating lease cost for three months ended September 30, 2022, and 2021, was $0.8 million and $0.8 million, respectively. Operating lease cost for nine months ended September 30, 2022, and 2021, was $2.5 million and $1.5 million, respectively.

Short-term lease costs for the three and nine months ended September 30, 2022 and 2021, were not material.

The variable lease costs for the three months ended September 30, 2022 and 2021, were $0.1 million and $0.1 million, respectively. The variable lease costs for the nine months ended September 30, 2022 and 2021, were $0.3 million and $0.2 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2022 (in thousands):

Operating Leases
Remainder of 2022	$840
2023	2,977
2024	2,748
2025	1,969
2026	290
Total minimum lease payments	8,824
Less: imputed interest	(630)
Total lease liability	$8,194

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

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region (in thousand):

	September 30,	December 31,
	2022	2021
	(in thousands)
North America	$8,349	$4,676
Asia	951	351
EMEA	76	109
Total	$9,376	$5,136

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022, and 2021

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this quarterly statement. The following table sets forth Aeva’s results of operations data for the periods presented:

	Three Months Ended September 30,
	2022	2021	Change $	Change %
	(in thousands, except percentages)
Revenues:
Product	$625	$531	$94	18%
Professional service	749	2,952	(2,203)	(75)%
Total revenues	1,374	3,483	(2,109)	(61)%
Cost of revenue
Product	2,438	617	1,821	295%
Professional service	327	1,684	(1,357)	(81)%
Total cost of revenues	2,765	2,301	464	20%
Gross profit	(1,391)	1,182	(2,573)	(218)%
Operating expenses:
Research and development	26,123	20,908	5,215	25%
General and administrative expenses	8,093	6,739	1,354	20%
Selling and marketing expenses	2,195	922	1,273	138%
Total operating expenses	36,411	28,569	7,842	27%
Loss from operations	(37,802)	(27,387)	(10,415)	38%
Interest income	1,164	119	1,045	878%
Other income, net	135	663	(528)	(80)%
Net loss before taxes	(36,503)	(26,605)	(9,898)	37%
Income tax provision	—	—	—
Net loss	$(36,503)	$(26,605)	$(9,898)	37%

Revenue

Product

Product revenue increased by $0.1 million, or 18%, to $0.6 million during the three months ended September 30, 2022, from $0.5 million for the three months ended September 30, 2021. This increase was primarily due to an increase in the average selling price of prototype units sold in 2022 as compared to 2021.

Professional Service

Professional services revenue decreased by $2.2 million, or 75%, for the three months ended September 30, 2022. This was primarily due to a decrease in activity related to non-recurring engineering services which is dependent upon the timing of the work performed for our customers.

Cost of revenue and gross profit

Cost of product revenues increased by $1.8 million or 295%, during the three months ended September 30, 2022, from the three months ended September 30, 2021. The increase was primarily due to inventory impairment of $0.5 million, and increase in manufacturing overheads costs due to scaling of third party contract manufacturing for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Cost of professional service revenues decreased by $1.4 million, or 81%, during the three months ended September 30, 2022. The decrease was primarily due to the lower non-recurring services revenue.

Operating expenses

Research and development

Total research and development expense increased by $5.2 million, or 25%, to $26.1 million for the three months ended September 30, 2022, from $20.9 million for the three months ended September 30, 2021. Research and development expenses increased primarily due to an increase in payroll expenses due to continued expansion of our product development activity. Payroll expenses increased by $4.4 million due to headcount increase, consultant expenses increased by $0.8 million, travel expenses increased by $0.4 million, depreciation expenses increased by $0.3 million, other equipment expenses increased by $0.2 million, software licenses and service related expenses increased $0.2 million and facility expenses increased by $0.1 million, partially offset by a decrease in stock-based compensation expenses by $0.6 million and decrease in other employee costs by $0.6 million,

General and administrative

Total general and administrative expense increased by $1.4 million, or 20%, to $8.1 million for the three months ended September 30, 2022, from $6.7 million for the three months ended September 30, 2021. General and administrative expense increased primarily due to increase in employee related costs. Payroll expenses increased by $0.9 million, amortization expenses increased by $0.2 million, other employee expenses increased by $0.7 million, and professional fees increased by $0.3 million, partially offset by a decrease in stock-based compensation expenses by $0.7 million.

Selling and marketing

Total selling and marketing expense increased by $1.3 million, or 138%, to $2.2 million for the three months ended September 30, 2022, from $0.9 million for the three months ended September 30, 2021. The increase in sales and marketing expense was primarily due to an increase in payroll expenses by $0.4 million driven by additional headcount, stock-based compensation expenses increased by $0.2 million, consulting increased by $0.1 million, travel expenses increased by $0.2 million, other employee related expenses increased by $0.2 million and marketing related expenses increased by $0.2 million.

Interest income

Interest income increased by $1.0 million during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase is due to increase in the interest rate in 2022 as compared to 2021.

Other income, net

Other income, decreased by $0.5 million for the three months ended September 30, 2022, primarily due to a lower decrease in the fair value of private placement warrant liability in 2022 as compared to 2021.

Results of Operations

Comparison of the Nine Months Ended September 30, 2022, and 2021

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this quarterly statement. The following table sets forth Aeva’s results of operations data for the periods presented:

	Nine Months Ended September 30,
	2022	2021	Change $	Change %
	(in thousands, except percentages)
Revenues:
Product	$1,302	$1,065	$237	22%
Professional service	2,702	5,327	(2,625)	(49)%
Total revenues	4,004	6,392	(2,388)	(37)%
Cost of revenue
Product	3,792	934	2,858	306%
Professional service	1,339	2,969	(1,630)	(55)%
Total cost of revenues	5,131	3,903	1,228	31%
Gross profit	(1,127)	2,489	(3,616)	(145)%
Operating expenses:
Research and development	77,376	51,019	26,357	52%
General and administrative expenses	23,642	21,641	2,001	9%
Selling and marketing expenses	5,415	2,079	3,336	160%
Total operating expenses	106,433	74,739	31,694	42%
Loss from operations	(107,560)	(72,250)	(35,310)	49%
Interest income	2,033	228	1,805	792%
Other income, net	896	1,886	(990)	(52)%
Net loss before taxes	(104,631)	(70,136)	(34,495)	49%
Income tax provision	—	—	—
Net loss	$(104,631)	$(70,136)	$(34,495)	49%

Revenue

Product

Product revenue increased by $0.2 million, or 22%, to $1.3 million during the nine months ended September 30, 2022, from $1.1 million for the nine months ended September 30, 2021. This increase was primarily due to an increase in the sale of prototype units and increase in average selling price of prototype units sold in 2022 as compared to 2021.

Professional Service

Professional services revenue decreased by $2.6 million, or 49%, to $2.7 million during the nine months ended September 30, 2022, from $5.3 million for the nine months ended September 30, 2021. This was primarily due to a decrease in activity related to non-recurring engineering services which is dependent upon the timing of the work performed for our customers.

Cost of revenue and gross profit

Cost of product revenues increased by $2.9 million or 306%, during the nine months ended September 30, 2022, from the nine months ended September 30, 2021. The increase was primarily due to inventory impairment of $1.4 million recorded, increase in manufacturing overheads costs due to scaling of third party contract manufacturing, and increase in number of units sold during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Cost of professional service revenues decreased by $1.6 million, or 55%, during the nine months ended September 30, 2022, the decrease was primarily due to the lower non-recurring services revenue.

Operating expenses

Research and development

Total research and development expense increased by $26.4 million, or 52%, to $77.4 million for the nine months ended September 30, 2022, from $51.0 million for the nine months ended September 30, 2021. Research and development expenses increased primarily due to an increase in payroll expenses due to continued expansion for product development. Payroll expenses increased by $15.9 million, stock-based compensation expenses increased by $4.5 million, facility expenses increased by $1.4 million, consulting increased by $3.7 million, other equipment expenses increased by $0.9 million, depreciation expense increased by $0.7 million, and travel expense increased by $0.7 million, partially offset by a decrease in software licenses and service related expenses by $1.0 million due to an one time purchase of intellectual property license during the nine months ended September 30, 2021 and other employee relates costs by $0.4 million.

General and administrative

Total general and administrative expense increased by $2.0 million, or 9%, to $23.6 million for the nine months ended September 30, 2022, from $21.6 million for the nine months ended September 30, 2021. General and administrative expense increased primarily due to an increase in employee related costs. Payroll expenses increased by $1.7 million, insurance expenses increased by $0.5 million, other equipment and facility expenses increased by $0.4 million, amortization increased by $0.7 million, recruiting expense increased by $0.2 million, office supplies, license and taxes increased by $0.7 million other employee expenses by $0.6 million, and depreciation expense increased by $0.1 million, partially offset by a decrease in stock-based compensation expenses by $2.4 million and a decrease in professional and other fees by $0.5 million.

Selling and marketing

Total selling and marketing expense increased by $3.3 million, or 160%, to $5.4 million for the nine months ended September 30, 2022, from $2.1 million for the nine months ended September 30, 2021. Sales and marketing expense increased primarily due to an increase in payroll expenses and marketing related cost due to increase in marketing activities. Payroll expense increased by $1.4 million driven by additional headcount, marketing related expense increased by $0.9 million, stock-based compensation expenses increased by $0.5 million, travel expense increased by $0.3 million, and consulting expenses increased by $0.2 million.

Interest income

Interest income increased by $1.8 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase is due to the timing of the investment and increase in the interest rate in 2022 as compared to 2021.

Other income, net

Other income, decreased by $1.0 million for the nine months ended September 30, 2022, primarily due to a lower decrease in the fair value of private placement warrant liability in 2022 as compared to 2021.

Liquidity and Capital Resources

Sources of Liquidity

Aeva’s capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support research and development efforts, investments in information technology systems, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. As of September 30, 2022, Aeva had cash and cash equivalents and marketable securities totaling $350.8 million. Prior to the Business Combination, Aeva’s principal sources of liquidity have been proceeds received from the issuance of private equity.

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

Aeva has incurred negative cash flows from operating activities and losses from operations in the past as reflected in its accumulated deficit of $267.6 million as of September 30, 2022. Aeva expects to continue to incur operating losses due to continued investments that it intends to make in its business, including development of products. Aeva believes that existing cash and cash equivalent and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(83,093)	$(57,157)
Cash provided by (used in) investing activities	134,479	(373,496)
Cash provided by (used in) financing activities	(311)	513,485
Net increase (decrease) in cash and cash equivalents	$51,075	$82,832

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $83.1 million, attributable to a net loss of $104.6 million and a net change in our net operating assets and liabilities of $2.4 million, partially offset by non-cash charges of $23.9 million. Non-cash charges primarily consisted of $18.4 million in stock-based compensation, $2.3 million in depreciation and amortization expense, $2.1 million in amortization of right of use, $1.4 million in impairment of inventory and $0.6 million in amortization of premium on available for sale securities, partially offset by $0.9 million change in the fair value of warrant liabilities. The change in net operating assets and liabilities was primarily due to a $1.0 million increase in accounts receivable, $0.6 million increase in other current assets, a $0.6 million increase in inventory (net of inventory impairment), a $2.1 million decrease in lease liability, a $0.5 million decrease in other current liabilities and a $0.5 decrease in accrued liabilities. This was offset by a 1.8 million increase accounts payable resulting primarily from expansion in our operating activities and a $1.3 million increase in accrued employee costs.

For the nine months ended September 30, 2021, net cash used in operating activities was $57.2 million, attributable to a net loss of $70.1 million and a net change in our net operating assets and liabilities of $4.1 million, partially offset by non-cash charges of $17.1 million. Non-cash charges primarily consisted of $16.0 million in stock-based compensation, $0.7 million in depreciation expense, $1.2 million in amortization of right of use, $1.0 million in amortization of premium on available for sale securities, partially offset by $1.9 million change in the fair value of warrant liabilities. The change in net operating assets and liabilities was primarily due to a $6.7 million increase in other current assets, a $1.1 million increase in accounts receivable due to an increase in sales, a $2.1 million increase in inventory, a $0.8 million increase in other non-current assets, a $3.3 million increase in accrued liability, a $3.3 million increase in accounts payable resulting primarily from expansion in our operating activities. These changes were partially offset by a $1.1 million decrease in lease liability.

Investing Activities

For the nine months ended September 30, 2022, net cash provided by investing activities was $134.5 million, attributable to maturity and sale of available-for-sale investments of $284.2 million, partially offset by purchase of marketable securities investments of $143.7 million and purchase of property and equipment of $6.0 million.

For the nine months ended September 30, 2021, net cash used in investing activities was $373.5 million, attributable to purchase of marketable securities investments of $454.4 million, partially offset by maturity and sale of available-for-sale investments of $83.1 million and purchase of property and equipment of $2.2 million.

Financing Activities

For the nine months ended September 30, 2022, net cash used in financing activities was $0.3 million, attributable to a $0.6 million payment of taxes withheld on net settled vesting of restricted stock units, partially offset by $0.3 million of proceeds from stock option exercises.

For the nine months ended September 30, 2021, net cash provided by financing activities was $513.5 million, attributable to net proceeds of $513.3 million from the Business Combination and PIPE financing and proceeds of $0.7 million from stock option exercises, this was offset by payment of taxes on net settlement of RSUs by $0.5 million.

Off-Balance Sheet Arrangements

As of September 30, 2022, Aeva has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

AEVA TECHNOLOGIES, INC.

Date: November 8, 2022	By:	/s/Soroush Salehian Dardashti
Soroush Salehian Dardashti
Chief Executive Officer

Date: November 8, 2022	By:	/s/ Saurabh Sinha
Saurabh Sinha
Chief Financial Officer