Form 10-K
period 2022-12-31
Aeva Technologies, Inc.
filed 2023-03-24
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Exchange Stock Market on June 30, 2022 was $329 million.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2023, was 219,769,362.

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

Item 1. Business.

Overview

Our vision is to bring perception to broad applications. Through our Frequency Modulated Continuous Wave (“FMCW”) sensing technology, we believe we are introducing the world’s first 4D LiDAR-on-chip that, along with our proprietary software applications, have the potential to enable the adoption of LiDAR across broad applications.

Founded in 2017 by former Apple engineers Soroush Salehian and Mina Rezk and led by a multidisciplinary team of engineers and operators experienced in the field of sensing and perception, Aeva’s mission is to bring the next wave of perception technology to broad applications from automated driving to industrial automation, consumer device applications, and security. Our 4D LiDAR-on-chip combines silicon photonics technology that is proven in the telecom industry with precise instant velocity measurements and long-range performance for commercialization.

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

Unlike legacy 3D LiDAR, which relies on Time-of-Flight (“ToF”) technology and measures only depth and reflectivity, Aeva’s solution leverages a proprietary FMCW technology to measure velocity in addition to depth, reflectivity and inertial motion. We believe the ability of Aeva’s solution to measure instant velocity for every pixel is a major advantage over ToF-based sensing solutions. Furthermore, Aeva’s technology is free from interference from other LiDAR or, the beams and sunlight, and our core innovations within FMCW are intended to enable vehicles to see at significantly higher distances of up to 500 meters.

We believe the advantages of our 4D LiDAR-on-chip allow us to provide the first LiDAR solution that is fully integrated onto a chip with superior performance at scale, with the potential to enable higher level of automation for vehicles and the potential to drive new categories of perception across industrial automation, consumer device applications, and security markets.

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

Aeva’s 4D LiDAR is also free of interference from other LiDAR or, the beams and sunlight and operates at fractions of the optical power that is typically required to achieve long range performance in 3D ToF systems.

We believe that Aeva’s proprietary 4D LiDAR technology approach addresses some of the critical hurdles that have previously slowed the broad adoption of automotive LiDAR that is based on legacy 3D ToF technology:

Integration on silicon photonics enables compact form factor	Integrating the key optical components of a LiDAR onto one small silicon photonics module allows for compact form factor for volume scale.
Free of interference

By carrying a unique signature for each beam, our 4D LiDAR can block any source of power that does not carry the unique signature, rendering it free of interference from other LiDAR or, the beams and sunlight.

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

Object Detection

With Aeva’s instantaneous velocity measurement per pixel, the complex task of finding moving objects, such as vehicles, pedestrians, and bicycles is not only made simple and precise but also fast. Whereas legacy 3D LiDAR systems require accumulating measurements over several samples to determine if an object is moving, Aeva’s instantaneous velocity measurement per pixel allows the task of detecting moving objects to be executed on a single sample, reducing the reaction time and improving the overall safety of the system.

Object Classification and Tracking

We believe our products can enhance our detection capabilities to track and classify dynamic detected objects using 4D LiDAR’s instant velocity data.

Vehicle State Estimation

Through the instantaneous measurement of velocity, Aeva’s 4D LiDAR can produce high quality estimates of vehicle positioning and dynamic properties, such as velocity, acceleration, and rate of turn. Whereas high quality vehicle state estimation can be obtained today with expensive hardware solutions, such as fiber optic based gyroscopes and high precision inertial motion sensors, Aeva’s 4D LiDAR as an edge device can provide high quality and precise estimates without the use of any additional hardware, thereby further reducing the requirements and costs of such additional hardware. These high quality estimates can be used to produce high fidelity 3D maps of the environment and inform the vehicle computer about the current dynamics state of the vehicle.

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

We have two primary product offerings for different market applications:

•
a 4D LiDAR solution, consisting of our 4D LiDAR sensing system with embedded software targeted towards automotive, industrial, and security applications; and

•
a silicon photonics engine, and software algorithms, for industrial automation, and consumer device applications.

Our solutions are generally expected to be incorporated into final products, such as automobiles, industrial equipment and consumer devices. We expect that, after a rigorous, multi-year product design and engineering validation process, customers would select our solutions to be designed into specific final product models, and our solutions would be sold at agreed rates per unit for the lifetime of the customer’s product programs.

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

Market Outlook

We believe that our innovative products can improve safety, reduce development effort of perception software and reduce costs of automated driving systems. In addition, we believe that our solutions have the potential to address perception problems across a broad set of market applications, including the automotive, consumer devices, industrial automation, and security markets.

Automotive

The automotive industry is undergoing a transformative change towards advanced levels of automation in driver assistance systems and autonomy that is driven by fundamental shifts in consumer behavior as well as an industry response to environmental, social and governance (“ESG”) initiatives. Rising safety and security concerns, increasing demand for a more reliable transportation system, and transition from car ownership to “Mobility as a Service”, are expected to also increase the demand for advanced driver assistance systems and autonomous vehicles.

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

Passenger cars. We expect the transition to Level 3, Level 4 and eventually Level 5 vehicles to be a significant factor for the growth of LiDAR technology and our solutions. Autonomous passenger cars depend on several types of automotive sensors such as camera, radar, and LiDARs, along with comprehensive software technology solutions to provide automated driving function such as highway automation and urban self-driving functionality. We believe automotive OEMs and Tier 1s will continue to partner with the most advanced technology companies to implement the best sensing perception systems that enable safe automated driving function at production scale.

New mobility. Over the past several years, a number of emerging mobility and technology players have entered into the autonomous driving market with a vision to develop fully autonomous vehicles. This segment has experienced substantial investments in research and development in anticipation of the roll-out of driverless mobility services to consumers. Some players have focused their research and development efforts on developing Level 4 and Level 5 robo-taxis for the delivery of people and goods. Additionally, autonomous technology providers collaborate with automotive OEMs and Tier 1 component providers to develop autonomous vehicles.

Industrial automation

As manually intensive tasks become more automated, we believe the opportunity for our sensing solutions in industrial workplaces has the potential to expand. Aeva’s 4D LiDAR technology has the potential to offer robots, industrial metrology machines and other automation equipment a way to perceive their surroundings in a more clear, accurate and cost-effective manner.

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

Competition

Given the emerging nature of the automated driving industry and other industries where LiDAR solutions are applicable, there are a number of companies developing LiDAR technologies for automotive, industrial and other applications, including companies developing ToF LiDAR solutions and other FMCW LiDAR solutions that may be similar to ours. In addition, certain automotive players may have their own internal LiDAR development programs. We believe a significant portion of these other companies are developing legacy 3D LiDAR systems, all of which utilize some variant of ToF technology architectures which we believe have certain limitations in performance, or require high power or are high cost.

There may be new companies that are independently developing FMCW LiDAR solutions that may be similar to ours. However, we believe that our innovative product design, substantial real world collected road data, intellectual property portfolio together with a strong engineering and operations team provide us with certain advantages.

Contracts and Customers

Thus far, we have generally entered into strategic partnership agreements, development agreements and similar agreements with customers in automotive and industrial markets. Pursuant to these agreements, we have sold or otherwise provided product prototypes and non-recurring engineering services for the purpose of research and development and testing of our customers’ development programs. Since our inception, these types of arrangements have accounted for nearly all of our revenues. However, there can be no assurance that any of our customers’ development programs will ever be developed and commercialized, and even if they are, there can be no assurance that we will receive production purchase orders from our customers.

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

As of December 31, 2022, we have approximately 146 issued patent and 145 pending patent applications worldwide. In addition, we have approximately 8 registered U.S. trademarks and 14 pending U.S. trademark applications. Our patent applications cover a broad range of system level hardware and component level aspects of our key technologies including, among other things, FMCW LiDAR system, integrated photonics, laser solutions and perception software technology.

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

We have entered into development agreements, memorandums of understanding and similar agreements with third-party manufacturers that typically include collaborations to develop, assemble, test and distribute our automotive grade 4D LiDAR system to OEMs and automotive customers for their vehicle programs. We intend to utilize our production counterparties’ capabilities for the final assembly and test of our products and to produce our products at global manufacturing plants to provide our 4D LiDAR system, including our 4D LiDAR-on-chip, to our customers.

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

Facilities

Our corporate headquarters is located in Mountain View, California, where we lease two buildings with approximately 28,000 and 30,000 of square feet, respectively, pursuant to a lease that expires in June 2023 and July 2025, respectively. Our headquarters contains engineering, research and development, assembly and administrative functions. Additionally, we lease approximately 96,000 square feet located in Fremont, California for our testing facility. This lease expires in April 2026. We believe that our facilities are adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

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

Human Capital

Our employees are critical to our success. As of December 31, 2022, we had 306 full-time employees based primarily in Mountain View, California. We also engage numerous consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in research and development and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

We recognize that attracting, hiring, motivating, and retaining diverse talent at all levels is vital to continuing our success. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards in order to increase stockholder value and the success of our Company by motivating such individuals to perform the best of their abilities and achieve our objectives. We believe that compensation should not only be competitive, it should be equitable and should enable employees to share in the Company’s success as stockholders of the Company. By continuing to foster an engaging work environment and focus on continued improvements to employee retention, we improve our ability to support and protect Aeva’s long-term interests. The Company recognizes its people are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives.

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
•
Aeva’s business could be materially and adversely affected by the ongoing coronavirus (COVID-19) pandemic or other infectious diseases, health epidemics, pandemics and natural disasters.

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
•
We are required to maintain effective internal control over financial reporting. If we are not able to maintain effective internal control or identify any material weakness or control deficiencies in the future, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner, which may adversely affect investor confidence in our Company and, as a result, the value of our common stock.
•
Developments in alternative technology may adversely affect the demand for Aeva’s 4D LiDAR technology.
•
Aeva is highly dependent on the services of Soroush Salehian Dardashti and Mina Rezk, its two founders.
•
We may be affected by the interruption or failure of our information technology and communication systems and cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our LiDAR solutions.
•
Market instability exacerbated by geopolitical conflicts, including Russia and China, and including the effect of sanctions and trade restrictions may also affect Aeva’s supply chain or sales opportunities.
•
The lengthy period of time from a major commercial win to implementation, customer returns of our products, the risks of cancellation or postponement of the contract or unsuccessful implementation may impact Aeva’s operating results.

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

Aeva has incurred net losses on an annual basis since its inception. Aeva incurred a net loss of $147.3 million, $101.9 million and $25.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Aeva has only sold or otherwise provided prototypes and non-recurring engineering services and believes that it will continue to incur operating and net losses each quarter until at least the time it begins commercial deliveries of its products, which are not expected to begin until mid decade and may occur later or not at all. Even if Aeva is able to successfully develop and sell its products, there can be no assurance that they will be commercially successful. Aeva’s potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of its products, which may not occur. Because Aeva will incur the costs and expenses of developing and commercializing its products before it receives any significant revenues with respect thereto, Aeva’s losses in future periods may be significant. Aeva may never achieve or sustain profitability.

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

If Aeva’s products are not selected for inclusion in development programs, including development programs for ADAS or autonomous driving systems (“AD”), or are not adopted by automotive OEMs, automotive tier 1 companies, mobility or technology or industrial companies or their respective suppliers, Aeva’s business will be materially and adversely affected.

Aeva is currently developing products for use in its customers’ development programs, which are in varying stages of development. In many cases, Aeva’s customers and their suppliers are designing and developing these programs and the related technology over several years. Many of these programs, including development programs for ADAS, automotive OEMs, automotive tier 1 companies, mobility or technology or industrial companies or their respective suppliers, require extensive testing or qualification processes prior to the customer placing orders for large quantities of products such as Aeva’s products, because such products will function as part of a larger system or platform and must meet certain other specifications. Aeva spends significant time and resources to have its products selected for these programs, which is known as a “design win.” In the case of AD and ADAS technology, a design win may mean Aeva’s product has been selected for use in a particular vehicle model. If Aeva does not achieve a design win with respect to a particular vehicle model, it may not have an opportunity to supply its products to the automotive OEM for that vehicle model for a period of many years. In many cases, this period can be as long as five to seven or more years. If Aeva fails to win a significant number of vehicle models from one or more automotive OEMs or their suppliers, its business, results of operations and financial condition will be materially and adversely affected. If Aeva’s products are not selected for a particular program or if Aeva’s products are not successful in such program, it is unlikely that its product will be deployed in other programs of that customer.

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

International sales comprise a significant amount of Aeva’s overall revenue. Sales to international customers have grown since 2018. Aeva is committed to growing its international sales, and while it has committed resources to expanding its international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

Aeva’s relies on a small number of customers and its business and financial condition would be adversely effected if these customers terminated or if they were unable to pay their invoices.

Although Aeva continues to pursue a broad customer base, it is dependent on a small number of customers with strong purchasing power. In fiscal year 2022 and 2021, Aeva's top customer accounted for 81% and 80% of its revenue, respectively. The loss of business from any of Aeva’s major customers (whether by lower overall demand for its products, cancellation of existing contracts or product orders or the failure to design in its products or award Aeva new business) could have a material adverse effect on its business.

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

Although we expect our current cash balance, combined with our future cash flows, will address our capital needs through 2023, we cannot be assured that this will be the case. Our operating environment is increasingly challenging, and our business and strategic plans may consume resources faster than we presently anticipate. In order to remain competitive, we must make substantial investments in research and development. Our products may require significant resources to develop both hardware and software solutions. Challenges of integrating new functionality into vehicles and the evolution of our customers’ performance requirements during development may also increase R&D costs. Customer demands for changes to our products to meet such performance requirements are difficult to predict both in terms of timing and cost. We may be unable to fund all of our research and development and capital investment needs or possible acquisitions or joint ventures, and we may have to pass on valuable long-term opportunities that arise. An inability to fund our future R&D, capital expenditures and product development needs could have a material adverse effect on our business, results of operations and financial condition.

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

The period of time from a major commercial win to implementation is long and we are subject to risks of cancellation or postponement of the contract or unsuccessful implementation.

Prospective customers, generally must make significant commitments of resources to test and validate our products and confirm that they can integrate with other technologies before including them in any particular system, product or model. While certain customers have executed a non-binding expression of interest arrangement or engaged us for non-recurring engineering projects while they are evaluating our products, none of our customers make contractual commitments to use our lidar sensors or software until all test and validation activities have been completed, they have finalized plans for integrating our systems, have a positive expectation of the market demand for our features, and unrelated to us, have determined that vehicle is ready for market and there is appropriate consumer demand. We expect that only after this point will our customers consider entering into definitive volume production agreements.

Through the end of 2022, none of our customers have completed their on-going testing and validation or have entered into definitive volume production agreements with us and there is no assurance or guarantee that any of our customers, will ever complete such testing and validation or enter into a definitive volume production agreement with us.

The development cycles of our products with new customers varies widely depending on the application, market, customer and the complexity of the product. In the automotive market, for example, this development cycle can be as long as seven or more years. The development cycle in certain other markets can be several months to a few years. These development cycles result in us investing our resources prior to realizing any revenue from the commercialization or obtaining any firm commitments of pricing, volume or timing of purchases of our products by our customers. Further, we are subject to the risk that customers cancel or postpone implementation of our technology, as well as that we will not be able to integrate our technology successfully into a larger system with other sensing modalities. Additionally, our revenue could be materially less than forecasted estimates if the system, product or vehicle model that includes our lidar products is unsuccessful, including for reasons unrelated to our technology. Long development cycles and product cancellations or postponements may adversely affect our business, results of operations and financial condition. Thus, even if we have been successful in obtaining major commercial wins, long development cycles and product cancellations or postponements and failures to successfully integrate our technology may materially and adversely affect our business, results of operations and financial condition.

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

As of December 31, 2022, Aeva had $206.0 million of U.S. federal and $246.1 million of state net operating loss carryforwards available to reduce future taxable income, of which $202.8 million will be carried forward indefinitely for U.S. federal tax purposes and the remainder of losses will expire beginning in 2036 for federal and state tax purposes. The Company also has federal and California research and development tax credit carryforwards of $13.7 million and $8.6 million, respectively. The federal research credit carryforwards will expire in 2036 and California research credits can be carried forward indefinitely. It is possible that Aeva will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Aeva has completed a review of any potential limitation on the use its net operating losses and credits under Sections 382 and 383 through December 31, 2022. Based on such review, Aeva does not believe Section 382 and Section 383 will adversely impact its ability to use its current net operating losses and credits to offset future taxable income, if any. Aeva may experience ownership changes in the future. To the extent Aeva is not able to offset future taxable income with its net operating losses, Aeva’s cash flows may be adversely affected.

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
•
overall market fluctuations;
•
a decline in the automotive and industrial markets; and
•
general economic conditions and other external factors.

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

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our Common Stock unless you sell the Common Stock for a price greater than that which you paid for it. See the section entitled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, including the ongoing COVID-19 pandemic, could have an adverse effect on Aeva’s business and operating results. The ongoing COVID-19 pandemic may have the effect of heightening many of the other risks described in this “Risk Factors” section, such as the demand for Aeva’s products, its ability to achieve or maintain profitability and its ability to raise additional capital in the future. Aeva’s corporate headquarters and R&D and current manufacturing and assembly base are located in the San Francisco Bay Area, is a region known for seismic activity. In addition, natural disasters, acts of terrorism or war could cause disruptions in Aeva’s remaining manufacturing operations, Aeva’s or its customers’ or channel partners’ businesses, Aeva’s suppliers’ or the economy as a whole. Aeva also relies on information technology systems to communicate among its workforce and with third parties. Any disruption to Aeva’s communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect its business. Aeva does not have a formal disaster recovery plan or policy in place and does not currently require that its suppliers’ partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede its suppliers’ ability to timely deliver product components, or the deployment of its products, Aeva’s business, operating results and financial condition would be adversely affected.

The current conflict between Ukraine and Russia has exacerbated market instability and disrupted the global economy and may adversely affect our business, results of operations and financial condition.

The current conflict between Ukraine and Russia has caused uncertainty about economic and political stability, increasing volatility in the credit and financial markets and disrupting the global economy. The United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. These sanctions and export controls may also contribute to higher oil and gas prices and inflation, which could reduce demand in the global automotive sector and therefore reduce demand for our solutions. There is also a risk that Russia launches sanctions and other retaliatory actions. Additional consequences of the conflict may include diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and various shortages and supply chain disruptions. While we do not currently directly rely on goods or services sourced in Russia or Ukraine and thus have not experienced any direct disruptions, we may experience indirect disruptions in our supply chain. Any of the foregoing factors, including developments or effects that we cannot yet predict, may adversely affect our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters is located in Mountain View, California, where we lease two buildings with approximately 28,000 and 30,000 of square feet, respectively, pursuant to a lease that expires in June 2023 and July 2025, respectively. Our headquarters contains engineering, research and development, assembly and administrative functions. Additionally, we lease approximately 96,000 square feet located in the San Francisco Bay Area for our testing facility. This lease expires in April 2026. We believe that our facilities are adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, the Company may be involved in actions, claims, suits and other proceedings in the ordinary course of business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. Information regarding legal proceedings is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 14. Commitments and Contingencies.”

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

Holders of Records

As of March 1, 2023, there were 124 holders of record of our common stock and 21 holders of record of our private and public warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2023 (the “Proxy Statement”). See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

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

A discussion and analysis regarding our financial condition, results of operations and cash flows for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. Discussion regarding our financial condition and results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022.

Overview

Our vision is to bring perception to broad applications. Through our FMCW sensing technology, we believe we are introducing the world’s first 4D LiDAR-on-chip that, along with our proprietary software applications, has the potential to enable the adoption of LIDAR across broad applications.

Founded in 2017 by former Apple engineers Soroush Salehian and Mina Rezk and led by a multidisciplinary team of engineers and operators experienced in the field of sensing and perception, Aeva’s mission is to bring the next wave of perception technology to broad applications from automated driving to industrial automation, consumer device applications, and security. Our 4D LiDAR-on-chip combines silicon photonics technology that is proven in the telecom industry with precise instant velocity measurements and long-range performance for commercialization.

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

Unlike legacy 3D LiDAR, which relies on Time-of-Flight (“ToF”) technology and measures only depth and reflectivity, Aeva’s solution leverages a proprietary FMCW technology to measure velocity in addition to depth, reflectivity and inertial motion. We believe the ability of Aeva’s solution to measure instant velocity for every pixel is a major advantage over ToF-based sensing solutions. Furthermore, Aeva’s technology is free from interference from other LiDAR and sunlight, and our core innovations within FMCW are intended to enable autonomous vehicles to see at significantly higher distances of up to 500 meters.

We believe Aeva is uniquely positioned to provide a superior solution with the potential to enable higher level of automation for vehicles. Furthermore, we believe the advantages of our 4D LiDAR-on-chip allow us to provide the first LiDAR solution that is fully integrated onto a chip with superior performance at scale, with the potential to drive new categories of perception across industrial automation, consumer devices, and security markets.

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

Upon the closing of the Business Combination, the Company's common stock and warrants began trading under the ticker symbols “AEVA” and “AEVA.WS” on the New York Stock Exchange (the “NYSE”). We anticipate that we will continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

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

Key Factors Affecting Aeva’s Operating Results

Aeva believes that its future performance and success depends to a substantial extent on its ability to capitalize opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K entitled “Risk Factors.”

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

Aeva's future performance will depend on its ability to deliver on economies of scale with lower product costs to enable industry adoption. Aeva believes its business model is positioned for scalability due to the ability to leverage the same product platform across markets and customer base, relationships with leading foundries and contract manufacturers. Our customers will require that our perception solutions be manufactured and sold at per-unit prices that are competitive. Our ability to compete in key markets will depend on the success of our efforts to efficiently and reliably produce cost-effective perception solutions that are competitively priced and affordable for our commercial-stage customers.

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

Commercialization of LiDAR-based Applications. We expect that our results of operations, including revenue and gross margins, will fluctuate on a quarterly basis for the foreseeable future as our customers continue on research and development projects and begin to commercialize advanced driver assist, autonomous and industrial automation solutions that rely on LiDAR technology. As more customers reach the commercialization phase and as the market for LiDAR solutions matures, these fluctuations in our operating results may become less pronounced.

Sales Volume. Each product program will have an expected range of sales volumes, depending on the end market demand for our customers’ products as well as market application. This can depend on several factors, including market penetration, product capabilities, size of the end market that the product addresses and our end customers’ ability to sell their products. In addition to end market demand, sales volumes also depend on whether our customer is in the development or production phase. In certain cases, we may provide volume discounts or strategic customer pricing on sales of our solutions, which may or may not be offset by lower manufacturing costs related to higher volumes which in turn could adversely impact our gross margins. Aeva’s ability to ultimately achieve profitability is dependent upon progression of existing relationships to production and our ability to meet required volumes and required cost targets and gross margins. Delays of our current and future customers’ programs could result in Aeva being unable to achieve its revenue targets and profitability in the time frame it anticipates. Such delays could result in Aeva requiring to raise additional debt or equity capital, which may not be available or may only be available on terms that are onerous to Aeva’s stockholders.

Basis of Presentation

Aeva currently conducts its business through one operating segment.

Components of Results of Operations

Revenue

Revenue consists of sales of perception solutions or sensing systems and non-recurring engineering services.

Aeva is engaged in design, manufacturing and sale of LiDAR sensing systems and related perception and autonomy-enabling software solutions serving customers in automotive, industrial, and other markets. Under the customer agreements, Aeva delivers a specified number of sensing systems at a fixed price under customary terms and conditions. The sensing system units sold under these agreements are typically prototypes that are used by the customer for its research, development, evaluation, pilot, or testing purposes. Aeva also enters into non-recurring engineering service arrangements with certain of its customers to customize Aeva’s perception solution to meet customer specific requirements.

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

Aeva expenses research and development costs as incurred. Aeva expects its research and development costs to remain at same level as fiscal 2022 or increase slightly in the foreseeable future as it continues to invest in research and development activities to achieve its product roadmap.

General and administrative expenses

General and administrative expenses consist of personnel and personnel-related expenses, including salaries, benefits, and stock-based compensation expense of Aeva’s executive, finance, information systems, human resources, and legal, as well as legal and accounting fees for professional and contract services. Aeva expects its general and administrative expenses to remain at same level as fiscal 2022 or increase slightly in the foreseeable future as it scales headcount with the growth of its business, and as a result of operating as a public company, including compliance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.

Selling and marketing expenses

Selling and marketing expenses consist of personnel and personnel-related expenses, including salaries, benefits, and stock-based compensation expense of Aeva’s business development team as well as advertising and marketing expenses. These include the cost of trade shows, promotional materials, and public relations. Aeva expects to increase its sales and marketing activities and expand customer relationships. Aeva expects that its sales and marketing expenses will remain at same level as fiscal 2022 or increase slightly over time as it continues to grow its sales force and increase marketing efforts.

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

Results of Operations

Comparison of Year Ended December 31, 2022 and 2021

The following table sets forth Aeva’s results of operations data for the periods presented:

	Year Ended December 31,
	2022	2021	Change $	Change %
	(in thousands, except percentages)
Revenue	4,192	9,265	(5,072)	(55)%
Cost of revenue	8,447	5,833	2,614	45%
Gross profit (loss)	(4,255)	3,432	(7,686)	(224)%
Operating expenses:
Research and development	109,587	74,768	34,819	47%
General and administrative expenses	31,070	28,407	2,663	9%
Selling and marketing expenses	7,043	4,443	2,600	59%
Total operating expenses	147,700	107,618	40,082	37%
Net loss before income taxes	(151,955)	(104,186)	(47,768)	46%
Interest income	3,707	372	3,335	897%
Other income (expense), net	943	1,936	(993)	(51)%
Net loss before taxes	(147,305)	(101,878)	(45,426)	45%
Income tax provision	—	—	—
Net loss	$(147,305)	$(101,878)	$(45,426)	45%

Revenue

Revenue decreased by $5.1 million, or 55%, to $4.2 million during the year ended December 31, 2022, from $9.3 million for the year ended December 31, 2021. This decrease was primarily due to a decrease in the activity related to non-recurring engineering services which is dependent upon the timing of the work performed for our customers and also due to an adjustment of $3.9 million for an existing customer’s contract modification due to customers roadmap revision towards less customization. This was partially offset by increase in the sale of prototype units sold in 2022 as compared to 2021.

Cost of revenue

Cost of revenue increased by $2.6 million, or 45%, to $8.4 million during the year ended December 31, 2022, from $5.8 million for the year ended December 31, 2021. The increase in costs was primarily due to an inventory impairment of $1.7 million, increase in manufacturing overhead costs due to scaling of third-party contract manufacturing, and increase in number of units sold during year ended December 31, 2022 as compared to the year ended December 31, 2021. This was partially offset by the lower cost of goods sold, and lower cost related to the non-recurring services revenue.

Operating expenses

Research and development

Total research and development expense increased by $34.8 million, or 47%, to $109.6 million during the year ended December 31, 2022, from $74.8 million for the year ended December 31, 2021. Research and development expenses increased primarily due to an increase in employee expenses related to product development headcount. Payroll expenses increased by $18.7 million, stock-based compensation expenses increased by $4.8 million, material, software licenses, and service related expenses increased by $4.6 million, consulting cost increased by $3.5 million, facility expenses increased by $1.5 million, depreciation increased by $0.9 million, and travel related expenses increased by $0.8 million.

General and administrative

Total general and administrative expense increased by $2.7 million, or 9%, to $31.1 million during the year ended December 31, 2022, from $28.4 million for the year ended December 31, 2021. General and administrative expense increased primarily due to an increase in employee expenses as a result of increased headcount to support our growth and expansion. Payroll expenses increased by $2.4 million, other employee expenses increased by $0.9 million, depreciation and amortization increase by $0.9 million, other equipment and facility expenses increased by $0.6 million, insurance expenses increased by $0.5 million, recruiting and related expenses increased by $0.4 million, legal expenses increased by $0.4 million and miscellaneous expenses increased by $0.3 million; this was partially offset by decreases in stock-based compensation expenses by $2.7 million and accounting services expenses by $1.0 million.

Selling and marketing

Total selling and marketing expense increased by $2.6 million, or 59%, to $7.0 million during the year ended December 31, 2022, from $4.4 million for the year ended December 31, 2021. Selling and marketing expense increased as we continued to grow our sales force and increase our marketing efforts. Payroll expenses increased by $1.9 million, stock-based compensation expenses increased by $0.5 million, marketing program cost increased by $0.3 million, travel expenses increased by $0.3 million, and facility expense increase by $0.1 million; this was partially offset by decrease in conference expenses by $0.5 million as the timing of the events were impacted by COVID in the previous year.

Interest income

Interest income increased by $3.3 million during the year ended December 31, 2022. The increase is due to the timing of the investment and increase in the interest rate in 2022 as compared to 2021.

Other income (expense), net

Other income (expense), net decreased by $1.0 million for the year ended December 31, 2022, primarily due to decrease in the fair value of private placement warrant liability in 2022 as compared to 2021.

Liquidity and Capital Resources

Sources of Liquidity

Aeva’s capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support research and development efforts, investments in information technology systems, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. As of December 31, 2022, Aeva had cash and cash equivalents and marketable securities totaling $323.8 million. Prior to the Business Combination, Aeva’s principal sources of liquidity have been proceeds received from the issuance of equity.

Aeva expects the funds raised in the Business Combination, including the funds from the PIPE financing, to fund its near term cash needs but will be required to raise additional capital unless Aeva is able to generate sufficient revenue from the sale of its products to cover operating expense, working capital and capital expenditures. Any additional equity securities issued may provide for rights, preferences or privileges senior to those of holders of the Company’s common stock. If Aeva raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of common stockholders. The terms of debt securities or borrowings could impose significant restrictions on Aeva’s operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty and other risks detailed in Part I, Item 1A titled “Risk Factors” that could impact the availability and cost of equity and debt financing.

Aeva has incurred negative cash flows from operating activities and losses from operations in the past as reflected in its accumulated deficit of $310.3 million as of December 31, 2022. Aeva expects to continue to incur operating losses due to continued investments that it intends to make in its business, including development of products. Aeva believes that existing cash and cash equivalent and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(109,911)	$(82,105)
Cash provided by (used in) investing activities	110,890	(388,572)
Cash provided by (used in) financing activities	(369)	512,863
Net increase in cash and cash equivalents	$610	$42,186

Operating Activities

Net cash used in operating activities during the year ended December 31, 2022, of $109.9 million, was primarily attributable to a net loss of $147.3 million, partially offset by a net change in our net operating assets and liabilities of $5.9 million and by non-cash charges of $31.5 million. Non-cash charges primarily consisted of $24.3 million in stock-based compensation, $3.3 million in depreciation and amortization of intangibles, $2.9 million in amortization of right-of-use assets, $1.7 million in impairment of inventory, $0.4 million in accretion of discount on available for sale securities, partially offset by $1.0 million change in the fair value of warrant liabilities. The change in net operating assets and liabilities was primarily due to a $2.6 million increase in inventory, a $0.5 million increase in accounts receivable due to timing of billing and cash collections, a $5.0 million increase in accrued liability, a $1.3 million increase in accounts payable resulting primarily from expansion in our operating activities and a $2.5 million increase in accrued employee cost, partially offset by a $3.6 million decrease in other current assets, a $2.9 million decrease in lease liability and a $0.5 million decrease in other current liabilities.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2022, was attributable to $328.5 million of cash received from the maturity and sale of available-for-sale investments, partially offset by cash used in purchase of investments of $210.1 million and $7.4 million used for purchase property, plant and equipment.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2022, was attributable to a $0.7 million payment of taxes withheld on net settled vesting of restricted stock units, partially offset by $0.4 million of proceeds from stock option exercises.

Off-Balance Sheet Arrangements

As of December 31, 2022, Aeva has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Aeva prepares its financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that can significantly impact the amounts Aeva reports as assets, liabilities, revenue, costs and expenses and the related disclosures. Aeva bases its estimates on historical experience and other assumptions that it believes are reasonable under the circumstances. Aeva’s actual results could differ significantly from these estimates under different assumptions and conditions.

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

The following table presents the hypothetical change in fair values in the financial instruments we held at December 31, 2022 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $287.4 million at December 31, 2022. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 and 50 basis points (“BPS”).

	Decrease in interest rate		Increase in interest rate
(in thousands)	-100 BPS	-50 BPS	50 BPS	100 BPS
Total fair market value	$288,959	$288,181	$286,627	$285,849
Percentage change in fair market value	0.5%	0.3%	-0.3%	-0.5%

Foreign Currency Exchange Risk

There was no material foreign currency risk for the year ended December 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Aeva Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aeva Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, consolidated statements of stockholders' equity, and consolidated statements of cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America (GAAP).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

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

Revenue — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

For certain custom products that require engineering and development based on customer specifications, the Company recognizes revenue over time using a cost-to-cost measure of progress which the Company believes faithfully depicts the transfer of control of the goods or services to the customer. Due to uncertainties inherent in the estimation process, estimates of hours to complete a performance obligation may be revised. The Company reviews and updates its contract-related estimates for projected hours regularly, and records adjustments as needed.

As judgments with respect to the forecasted hours could impact the timing or amount of revenue recognition, we identified the evaluation of the reasonableness of these assumptions and estimates as a critical audit matter. This required a high degree of auditor judgment and an increased extent of testing.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the forecasted hours assumption included the following:

For selected revenue arrangements we performed the following:

•
Obtained and read the contract source documents and evaluated the consistency of the performance obligations with those reflected in managements calculations.
•
Tested the accuracy of the mathematical formulas included in management’s cost-to-cost measure of progress.
•
Evaluated the Company’s forecasted hours estimates by performing corroborating inquiries with the Company’s project managers and leadership team about the current status of the project and assess if the forecasted hours to complete the project were reasonable per their discussions with the customer, and comparing the estimates to management’s internal project plans and the contract to see if the estimated hours reasonably reflect the work to be completed.
•
Assessed management’s ability to estimate forecasted hours by performing a retrospective review by comparing actual hours incurred against forecasted hours.

/s/ Deloitte & Touche LLP

San Jose, California

March 24, 2023

We have served as the Company's auditor since 2020.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share data)

	As of December 31,
	2022	2021
Assets
Cash and cash equivalents	$67,420	$66,810
Marketable securities	256,392	378,200
Accounts receivable	2,887	2,341
Inventories	2,951	2,063
Other current assets	5,473	9,070
Total current assets	335,123	458,484
Operating lease right-of-use assets	7,402	10,284
Property, plant, and equipment, net	9,720	5,136
Intangible assets, net	3,525	4,425
Other noncurrent assets	862	859
Total assets	$356,632	$479,188
Liabilities and stockholders’ equity
Accounts payable	$5,182	$4,386
Accrued liabilities	9,063	4,110
Accrued employee costs	4,721	2,196
Lease liability, current portion	2,667	2,872
Other current liabilities	194	733
Total current liabilities	21,827	14,297
Lease liability, noncurrent portion	4,789	7,455
Warrant liability	90	1,060
Total liabilities	26,706	22,812
Commitments and contingencies (Note 14)
Convertible preferred stock $0.0001 par value, 10,000 shares authorized; after recapitalization there are no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 218,748 and 214,997 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	22	21
Additional paid-in capital	643,756	619,841
Accumulated other comprehensive loss	(3,585)	(524)
Accumulated deficit	(310,267)	(162,962)
Total stockholders’ equity	329,926	456,376
Total liabilities and stockholders’ equity	$356,632	$479,188

The accompanying notes are an integral part of these consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$4,192	$9,265	$4,843
Cost of revenue	8,447	5,833	2,741
Gross profit (loss)	(4,255)	3,432	2,102
Operating expenses:
Research and development expenses	109,587	74,768	20,497
General and administrative expenses	31,070	28,407	5,664
Selling and marketing expenses	7,043	4,443	1,682
Total operating expenses	147,700	107,618	27,843
Operating loss	(151,955)	(104,186)	(25,741)
Interest income	3,707	372	195
Other income (expense), net	943	1,936	(24)
Net loss before income taxes	(147,305)	(101,878)	(25,570)
Income tax provision	—	—	—
Net loss	$(147,305)	$(101,878)	$(25,570)
Unrealized loss on available-for-sale securities	(3,061)	(524)	—
Total comprehensive loss	(150,366)	(102,402)	(25,570)
Net loss per share, basis and diluted	$(0.68)	$(0.51)	$(0.18)
Weighted-average shares used in computing net loss per share, basic and diluted	217,307,896	200,849,663	141,741,752

The accompanying notes are an integral part of these consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Additional paid-in	Other Comprehensive	Accumulated	Total stockholders
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2019	151,014,472	$15	$84,103	$—	$(35,514)	$48,604
Stock-based compensation			3,806			3,806
Issuance of common stock upon exercise of stock options	351,037	—	73	—	—	73
Net loss	—	—	—	—	(25,570)	(25,570)
Balance as of December 31, 2020	151,365,509	$15	$87,982	$—	$(61,084)	$26,913
Business combination and PIPE financing, net of acquired private placement warrant of $3,014	59,343,104	6	557,757	—	—	557,763
Offering cost in connection with Business combination and PIPE financing	—	—	(47,708)	—	—	(47,708)
Stock-based compensation	—	—	22,237	—	—	22,237
Issuance of common stock upon exercise of stock options	3,701,243	—	911	—	—	911
Issuance of common stock upon release of restricted stock units	758,945	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(171,787)	—	(1,338)	—	—	(1,338)
Unrealized loss on available-for-sale securities	—	—	—	$(524)	—	(524)
Net loss	—	—	—	—	(101,878)	(101,878)
Balance as of December 31, 2021	214,997,014	$21	$619,841	$(524)	$(162,962)	$456,376
Stock-based compensation	—	—	24,285	—	—	24,285
Issuance of common stock upon exercise of stock options	1,464,760	1	349	—	—	350
Issuance of common stock upon release of restricted stock units	2,521,081	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(234,552)	—	(720)	—	—	(720)
Issuance of common stock upon exercise of warrants	120	—	1	—	—	1
Unrealized loss on available-for-sale securities	—	—		(3,061)	—	(3,061)
Net loss	—	—		—	(147,305)	(147,305)
Balance as of December 31, 2022	$218,748,423	$22	$643,756	$(3,585)	$(310,267)	$329,926

The accompanying notes are an integral part of these consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(147,305)	$(101,878)	$(25,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,265	1,147	798
Impairment of inventories	1,664	—	—
Loss on write down of fixed assets	—	52	—
Change in fair value of warrant liability	(970)	(1,954)	—
Stock-based compensation	24,247	22,237	3,806
Amortization of right-of-use assets	2,882	1,901	—
Realized loss on available-for-sale securities	29	—	—
Amortization of premium on available-for-sale securities	389	1,498	—
Changes in operating assets and liabilities:
Accounts receivable	(546)	(2,200)	228
Inventories	(2,552)	(844)	(865)
Other current assets	3,634	(7,285)	(3,513)
Other noncurrent assets	(3)	(795)	(5)
Accounts payable	1,287	2,667	1,360
Accrued liabilities	4,953	3,202	2,263
Accrued employee costs	2,525	1,474	256
Lease liability	(2,871)	(1,785)	—
Other current liabilities	(539)	458	5
Other noncurrent liabilities	—	—	6
Net cash used in operating activities	(109,911)	(82,105)	(21,231)
Cash flows from investing activities:
Purchase of property, plant, and equipment	(7,439)	(3,850)	(855)
Purchase of available-for-sale securities	(210,197)	(571,925)	—
Proceeds from sale of available-for-sale securities	—	20,123	—
Proceeds from maturities of available-for-sale securities	328,526	171,580	—
Purchase of intangible assets	—	(4,500)	—
Net cash provided by (used in) investing activities	110,890	(388,572)	(855)
Cash flows from financing activities:
Proceeds from business combination and private offering	—	560,777	—
Transaction costs related to business combination and private offering	—	(47,487)	—
Payments of taxes withheld on net settled vesting of restricted stock units	(720)	(1,338)	—
Proceeds from exercise of stock options	350	911	73
Proceeds from exercise of warrants	1	—	—
Net cash provided by (used in) financing activities	(369)	512,863	73
Net increase (decrease) in cash and cash equivalents	610	42,186	(22,013)
Beginning cash and cash equivalents	66,810	24,624	46,637
Ending cash and cash equivalents	$67,420	$66,810	$24,624
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Unpaid property, plant and equipment purchases	$79	$796	$2
Private placement of warrants acquired as part of merger	$—	$3,014	$—
Right-of-use asset obtained in exchange for lease liability	$—	$10,515	$—
Non-cash lease adoption	$—	$1,671	$—

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

The Company has funded its operations primarily through the Business Combination and issuances of stock. As of December 31, 2022, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $323.8 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $310.3 million as of December 31, 2022. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. The Company maintains majority of its cash and cash equivalents in accounts with large financial institutions. At times, balances in these accounts may exceed federally insured limits; however, to date, the Company has not incurred any losses on its deposits of cash and cash equivalents and believes the exposure to risk of loss is not material. Risks associated with the Company’s marketable securities is mitigated by investing in investment-grade rated securities when purchased.

The Company’s accounts receivable are derived from customers located in the United States, Asia, and Europe. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions and requires customer advance payments in certain circumstances. The Company generally does not require collateral.

As of December 31, 2022 and 2021, one customer accounted for 66% and 90% of accounts receivable, respectively. As of December 31, 2022 and 2021, two vendors accounted for 20% and 37% of accounts payable, respectively.

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

Leases

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02 (“Topic 842”), Leases using the modified retrospective approach with a cumulative-effect adjustment as of January 1, 2021. Upon adoption of Topic 842, the Company recorded operating right-of-use assets of $1.7 million and operating lease liabilities of $1.7 million and derecognized the deferred rent liability of $0.1 million. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC 840, Leases.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for credit loss quarterly based on historical experience with each customer and the specifics of each arrangement. As of December 31, 2022 and 2021, the Company did not have an allowance for credit losses or write-offs. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. There was no impairment of long-lived assets during the years ended December 31, 2022 or 2021.

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

Other Policies, Judgments and Practical Expedients

Right of return. The Company’s general terms and conditions for its contracts contain rights of return. However, the Company does not have a history of significant returns, and therefore, estimates of returns are immaterial. As such, the Company generally recognizes revenue at the contract price upon product shipment or delivery.

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

Remaining performance obligations. Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. The customer is not considered committed where they can terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient, the Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Because the majority of the Company’s customer contracts allow customers to terminate for convenience or have an original duration of one year or less, the total amount of the transaction price allocated to unsatisfied performance obligations with a duration of more than 12 months was immaterial as of December 31, 2022 and 2021.

Significant financing component. In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied. However, the Company’s contracts are generally one year or less; therefore, the Company applies a practical expedient and does not consider the effects of the time value of money.

Contract modifications. The Company may modify contracts to change the scope or price (or both) of a contract. When a modification results in an increase to the scope or price of a contract of the additional products and services are generally considered distinct from those products or services transferred to the customer before the modification. The Company evaluates whether the contract price for the additional products and services reflects the standalone selling price as adjusted for facts and circumstances applicable to that contract. In these cases, the Company accounts for the additional products or services as a separate contract. In other cases where the pricing in the modification does not reflect the standalone selling price as adjusted for facts and circumstances applicable to that contract, the Company accounts for the modification on a prospective basis where the remaining goods and services are distinct from the original items and on a cumulative catch-up basis when the remaining goods and services are not distinct from the original items. When a modification results in a decrease to the scope or price of a contract, the Company accounts for the modification on a prospective basis where the remaining goods and services are distinct from the original items and on a cumulative catch-up basis when the remaining goods and services are not distinct from the original items.

Judgments and estimates. Judgement is required to determine whether and when a contract modification is approved by the parties or implied by customary business practices. Judgement is also required in the identification of performance obligations within the Company’s contracts with customers, especially those for certain custom products that require engineering and development. Accounting for contracts recognized over time under Topic 606 involves the use of various techniques to estimate total contract revenue and costs. Due to uncertainties inherent in the estimation process, estimates of costs to complete a performance obligation may be revised. The Company reviews and updates its contract-related estimates regularly, and records adjustments as needed. For those performance obligations for which revenue is recognized using a cost-to-cost method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made.

The Company evaluates variable consideration in arrangements with contract terms such as rights of return, price concessions and acceptance clauses. The Company generally uses the expected value method, primarily relying on its history, to estimate variable consideration. However, when the Company believes it to provide a better estimate, it uses the most likely amount method. In either case, the Company considers variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Reassessments of its variable consideration may occur as historical information changes.

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

Recent Accounting Pronouncements

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022 on a prospective basis, with early adoption permitted. The future impact of ASU 2021-08 will depend on whether the Company consummates a business combination after the adoption of the new guidance.

Recently Adopted Accounting Guidance

In June 2016, the FASB issued ASU No. 2016-13, which amends the incurred loss impairment methodology in current GAAP with a methodology that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU No. 2019-10, which defers the effective date of this ASU to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. The Company adopted ASU 2016-13 utilizing the modified retrospective transition method effective January 1, 2022. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

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

Prior to the Business Combination, Aeva, Inc., and IPV filed separate standalone federal, state and local income tax returns. As a result of the Business Combination Aeva, Inc. will file a consolidated income tax return. Although, for legal purposes, IPV acquired Aeva, Inc., and the transaction represents a reverse acquisition for federal income tax purposes. IPV will be the parent of the consolidated group with Aeva, Inc. as a subsidiary, but in the year of the closing of the Business Combination, Aeva, Inc. filed a full-year tax return with IPV joining in the return the day after the Closing Date.

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

Note 3. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the years ended December 31, 2022, 2021 and 2020, based on the disaggregation criteria described above are as follows (in thousands):

	Year Ended December 31,
	2022		2021		2020
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$2,965	71%	$8,816	95%	$4,225	88%
EMEA	1,085	26%	232	3%	497	10%
Asia	142	3%	217	2%	121	2%
Total	$4,192	100%	$9,265	100%	$4,843	100%
Revenue by timing of recognition:
Recognized at a point in time	$2,735	65%	$1,776	19%	$1,534	32%
Recognized over time	1,457	35%	7,489	81%	3,309	68%
Total	$4,192	100%	$9,265	100%	$4,843	100%

The point in time revenue was primarily related to the product revenue and overtime revenue was from non-recurring engineering services.

For the year ended December 31, 2022 and 2021, one customer accounted for 81% and 80% of the Company’s revenue, respectively. For the year ended December 31, 2020, three customers accounted for 65%, 11%, and 10%, respectively, of the Company’s revenue.

Contract Assets and Contract Liabilities

As of December 31, 2022 and 2021, the Company had contract assets of $0.2 million and $4.1 million, respectively, recognized in other current assets. The Company had no contract liability, as of December 31, 2022 and 2021.

As of the year ended December 31, 2022, the Company anticipated a contract modification with one of its customers which would result in a change in the overall transaction price under the arrangement. Accordingly, the effect the contract modification had on the transaction price has been recognized on a cumulative catch-up basis, resulting in a decrease of the revenue and contact asset balance by approximately $3.9 million.

Note 4. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2022
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$17,980	$—	$17,980	$17,980	$—

Level 1
Money market funds	44,443	—	44,443	44,443	—

Level 2
U.S. Government securities	65,493	(1,518)	63,975	—	63,975
U.S. Treasury securities	14,953	(111)	14,842	—	14,842
Commercial paper	40,859	(100)	40,759	4,997	35,762
Corporate bonds	143,669	(1,856)	141,813	—	141,813
Subtotal	264,974	(3,585)	261,389	4,997	256,392
Total assets	$327,397	$(3,585)	$323,812	$67,420	$256,392

Liabilities
Level 3
Warrant liabilities	90	—	90	—	—
Total liabilities	$90	$—	$90	$—	$—

	December 31, 2021
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$2,765	$—	$2,765	$2,765	$—

Level 1
Money market funds	38,045	—	38,045	38,045	—

Level 2
U.S. Government securities	45,982	(66)	45,916	—	45,916
U.S. Treasury securities	80,500	(7)	80,493	26,000	54,493
Commercial paper	94,887	(15)	94,872	—	94,872
Corporate bonds	182,338	(435)	181,903	—	181,903
Municipal securities	1,017	(1)	1,016	—	1,016
Subtotal	404,724	(524)	404,200	26,000	378,200
Total assets	$445,534	$(524)	$445,010	$66,810	$378,200

Liabilities
Level 3
Warrant liabilities	1,060	—	1,060	—	—
Total liabilities	$1,060	$—	$1,060	$—	$—

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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	December 31, 2022	December 31, 2021
Fair value, beginning balance	$1,060	$—
Private placement warrant liability acquired as part of the merger	—	3,014
Change in the fair value included in other income (expense), net	(970)	(1,954)
Fair value, closing balance	$90	$1,060

The key inputs into the Black-Scholes option pricing model for the private warrants were as follows for the relevant periods:

	December 31, 2022	December 31, 2021
Expected term (years)	3.2	4.2
Expected volatility	88.2%	60.3%
Risk-free interest rate	4.22%	1.14%
Dividend yield	0%	0%
Exercise Price	$11.50	$11.50

Note 5. Acquisition and Intangible Assets

During the year ended December 31, 2021, the Company purchased certain intellectual property for a total consideration of approximately $4.5 million in cash. The assets acquired primarily consists of intellectual property (patents).

The Company applied a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets and determine the transaction should be accounted for as an asset acquisition. Since the only substantive assets acquired was intellectual property the entire purchase price was allocated to the intellectual property. The acquired intellectual property has a weighted-average useful life of 5 years. The Company recorded amortization expense related to the acquired intangible assets of $0.9 million and $0.1 million, for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, expected amortization expense relating to purchased intangible assets over the remaining life was as follows (in thousands):

Intangibles
2023	$900
2024	900
2025	900
2026	825
Total future amortization	$3,525

Note 6. Inventories

Inventories consist of the following (in thousands):

	As of December 31,
	2022	2021
Raw materials	$2,743	$1,668
Work-in-progress	42	116
Finished goods	166	279
Total inventories	$2,951	$2,063

Note 7. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of December 31,
	2022	2021
Computer equipment	$2,363	$1,572
Lab equipment	5,055	2,760
Leasehold improvements	2,961	1,330
Construction in progress	1,488	980
Testing equipment	692	521
Manufacturing equipment	1,831	374
Furniture, fixtures and other equipment	535	439
Total property, plant and equipment	14,925	7,976
Less: accumulated depreciation	(5,205)	(2,840)
Total property, plant and equipment, net	$9,720	$5,136

Depreciation related to property, plant and equipment was $2.4 million, $1.1 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 8. Other current assets

Other current assets consist of the following (in thousands):

	As of December 31,
	2022	2021
Prepaid expenses	$2,343	$2,819
Contract assets	247	4,069
Vendor deposits	1,398	1,057
Other current assets	1,485	1,125
Total other current assets	$5,473	$9,070

Note 9. Other current liabilities

Other current liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Sales tax payable	$57	$551
Other current liabilities	137	182
Total other current liabilities	$194	$733

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

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of December 31, 2022, no shares of preferred stock were issued and outstanding.

Warrants

As of December 31, 2022, the Company had 12,074,880 public and 384,000 private warrants outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.

Note 11. Earnings (Loss) Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Year ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(147,305)	$(101,878)	$(25,570)
Net loss attributable per share to common stockholders	(147,305)	(101,878)	(25,570)
Denominator:
Weighted average shares of common stock outstanding – Basic	217,307,896	200,849,663	141,741,752
Dilutive effect of potential common stock	—	—	—
Weighted average shares of common stock outstanding – Diluted	217,307,896	200,849,663	141,741,752
Net loss per share attributable to common stockholders – Basic and Diluted	$(0.68)	$(0.51)	$(0.18)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Year ended December 31,
	2022	2021	2020
Common stock options issued and outstanding	13,434,083	13,858,356	17,801,986
Restricted stock units	11,945,375	6,631,079	1,536,195
Total	25,379,458	20,489,435	19,338,181

Note 12. Stock-based Compensation

Stock Options

The Company maintains the 2016 Stock Incentive Plan and the 2021 Incentive Award Plan (the “Stock Plans”) under which incentive stock options, non-qualified stock options and RSUs may be granted to employees. Under the Stock Plans, the Company has 26,705,443 shares available for issuance as of December 31, 2022.

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

The fair value of stock option awards was determined on the grant date using the Black-Scholes option-pricing model. No new options were granted during the year ended December 31, 2021. The assumptions for the Black-Scholes model for options granted during the period ended December 31, 2022 and 2020 were as follows:

	Year ended December 31,
	2022	2021
Expected term (years)(1)	6.02	5.79 - 6.02
Expected volatility(2)	48.7% - 49.0%	43.2% - 48.2%
Common Stock Value	2.92 - 3.28	6.86 - 14.13
Risk-free interest rate(3)	2.73% - 2.93%	1.79% - 2.55%
Dividend yield(4)	0%	0%

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
(4)
The Company has assumed a dividend yield of zero as they have no plans to declare dividends in the foreseeable future.

The following table summarized the stock option activity and related information under all stock option plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	11,913,780	$0.24	8.73	$15,707
Granted	7,393,347	0.55	—	—
Exercised	(351,037)	0.20	—	—
Forfeited	(1,006,417)	0.40	—	—
Expired	(147,687)	0.27	—	—
Outstanding as of December 31, 2020	17,801,986	$0.36	8.27	$140,560
Exercised	(3,701,243)	0.25	—	—
Forfeited	(242,387)	0.41	—	—
Outstanding as of December 31, 2021	13,858,356	$0.39	7.47	$99,406
Granted	1,335,000	3.08	—	—
Exercised	(1,464,760)	0.24	—	—
Forfeited	(294,513)	0.51	—	—
Outstanding as of December 31, 2022	13,434,083	$0.67	6.77	$11,593
Vested and exercisable as of December 31, 2022	10,555,579	$0.46	6.48	$10,074
Vested and expected to vest as of December 31, 2022	13,434,083	$0.67	6.77	$11,593

The intrinsic value of options exercised during years ended December 31, 2022, 2021 and 2020 was $7.2 million, $32.0 million, and $4.8 million, respectively.

As of December 31, 2022, the Company had $2.1 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years.

As of December 31, 2021, the Company recognized $1.1 million of the additional compensation expense for certain stock option grants that had a performance vesting condition that was satisfied as of the Closing of the BCA.

Restricted Stock Units and Performance-based Restricted Stock Units

Beginning November 2020, the Company granted RSUs and PBRSUs to certain employees and consultants pursuant to the 2016 and 2020 Stock Plan. RSU’s typically vest 25 percent upon the one-year anniversary date from the initial vesting date, with 12.5% vesting on each six-month anniversary date over the following three years. The RSUs are subject to a time-based vesting condition and a performance condition tied to the completion of the merger with InterPrivate, both of which must be satisfied in order for the RSUs to be vested and settled for shares of Common Stock. The performance vesting condition for these RSU were met on March 12, 2021. As a result, the Company’s outstanding RSUs vested to the extent the applicable service condition was satisfied as of such date. The vesting of these outstanding RSUs resulted in approximately $2.7 million of incremental stock-based compensation expense for the year ended December 31, 2021.

The following table summarizes our RSU activity (includes performance-based restricted stock units) for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2019	—	$—
Granted	1,536,195	7.74
Released	—	—
Forfeited	—	—
Outstanding as of December 31, 2020	1,536,195	$7.74
Granted	6,206,975	10.51
Released	(758,945)	9.34
Forfeited	(353,146)	9.83
Outstanding as of December 31, 2021	6,631,079	$10.04
Granted	9,200,047	3.20
Released	(2,521,081)	8.75
Forfeited	(1,364,670)	8.45
Outstanding as of December 31, 2022	11,945,375	$5.22

The total fair value of restricted stock and performance based restricted stock awards vested for the years ended December 31, 2022 and 2021, was $8.3 million and $6.6 million, respectively. There were no RSUs granted prior to 2020.

As of December 31, 2022, the Company had $52.7 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock

Restricted stock activity for the year ended December 31, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2019	17,439,354	$0.03
Granted	—	—
Forfeited	—	—
Vested	(17,439,354)	0.03
Outstanding as of December 31, 2020	—	$—

There were no restricted stock granted during the years ended December 31, 2022, 2021 and 2020.

Employee Stock Purchase Plan

In November 2022, the Board and the Company’s stockholders adopted the 2022 Employee Stock Purchase Plan (“ESPP”) under which 1,831,812 shares were authorized for issuance. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deduction with up to 15% of their pre-tax earnings subject to certain Internal Revenue Code limitations. The purchase price of shares is 85% of the lower of the fair market value of the Company’s common stock on the first day of a six-month offering period, or the relevant purchase date. In addition, participants are subject to $25,000 annual purchase restriction. No ESPP shares were purchased during 2022.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Cost of revenue	$1,161	$1,483	$470
Research and development expenses	17,197	12,754	1,895
Sales and marketing expenses	917	371	26
General and administrative expenses	4,972	7,629	1,415
Total	$24,247	$22,237	$3,806

Stock-based compensation of $38 thousand was capitalized in deferred cost for the year ended December 31, 2022. Stock-based compensation capitalized will be recognized as cost when the related non recurring service revenue is recognized.

Note 13. Income Taxes

Components of Income Before Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousand):

	Year ended December 31,
	2022	2021	2020
Domestic	$(147,314)	$(101,878)	$(25,570)
Foreign	9	—	—
Income (loss) before income taxes	$(147,305)	$(101,878)	$(25,570)

Components of Tax Expense

There has historically been no federal, state or foreign provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the year ended December 31, 2022, 2021 and 2020, the Company recognized no provision related to income taxes.

Effective Tax Rate

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate of 21% is as follows:

	Year ended December 31,
	2022	2021	2020
U.S. federal provision at statutory rate	21.0%	21.0%	21.0%
Tax credits	2.7%	2.2%	2.0%
Stock-based compensation	1.9%	3.9%	(1.3)%
Section 162(m)	(0.6)%	(1.4)%	—
Change in valuation allowance	(25.1)%	(26.2)%	(21.6)%
Other	0.1%	0.5%	(0.1)%
Effective tax rate	0.0%	0.0%	0.0%

The Company’s effective tax rates differ from the federal statutory rate primarily due to the change in valuation allowance.

Deferred Taxes

The Company’s deferred income tax assets and liabilities as of December 31, 2022 and 2021 were as follows (in thousands):

	Year ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forward	$59,613	$38,933
Tax credits	11,473	5,681
Intangibles	3,718	3,147
Other	923	143
Stock-based compensation	2,759	3,482
Lease liability	1,912	2,824
Research and development costs	20,091	—
Accruals and reserves	1,190	537
Total deferred tax assets before valuation allowance	101,679	54,747
Valuation allowance	(99,711)	(51,832)
Total deferred tax assets	1,968	2,915
Deferred tax liabilities:	—	—
Right of use assets	(1,899)	(2,812)
Fixed assets	(69)	(103)
Total deferred tax liabilities	(1,968)	(2,915)
Net deferred tax assets (liabilities)	$—	$—

The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the losses the Company generated in the current and prior years; the Company believes it is not more likely than not that all of the deferred tax assets can be realized. Accordingly, the Company established and recorded a full valuation allowance on its net deferred tax assets of $99.7 million as of December 31, 2022 and a net valuation allowance on its deferred tax assets of $51.8 million as of December 31, 2021. The valuation allowance increased by $47.9 million for the year ended December 31, 2022.

As of December 31, 2022, the Company had $206.0 million of U.S. federal and $246.1 million of state net operating loss carryforwards available to reduce future taxable income, of which $202.8 million will be carried forward indefinitely for U.S. federal tax purposes and the remainder of losses will expire beginning in 2036 for federal and state tax purposes.

The Company also has federal and California research and development tax credit carryforwards of $13.7 million and $8.6 million, respectively. The federal research credit carryforwards will expire in 2036 and California research credits can be carried forward indefinitely.

The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company has completed an analysis as of December 31, 2022 and doesn’t expect any net operating loss carryforwards or tax credit carryforwards to expire due to a limitation.

Unrecognized Tax Benefits

The Company accrues for uncertain tax positions identified, which are not deemed more likely than not to be sustained if challenged, and recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company has not accrued any interest on uncertain tax benefits associated with unrecognized tax benefits and had immaterial cumulative interest and penalties as of December 31, 2022, 2021 and 2020.

The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year ended December 31,
	2022	2021	2020
Unrecognized tax benefits as of the beginning of the year	$4,702	$1,934	$1,088
Increase related to prior year tax provisions	(100)	107	—
Decrease related to prior year tax provisions	—	—	—
Increase related to current year tax provisions	4,270	2,661	846
Statue lapse	—	—	—
Unrecognized tax benefits as of the end of the year	$8,872	$4,702	$1,934

Included in the balance of unrecognized tax benefits as of December 31, 2022, 2021 and 2020, are no amounts that, if recognized, would affect the effective tax rate.

The Company’s major tax jurisdictions are the United States, California and other states. Due to the net operating loss carryforward since inception, all tax years are open for examination. There have been no examinations of our income tax returns by any tax authority.

Note 14. Commitments and Contingencies

Leases

The weighted-average remaining lease terms were 1.9 years and 2.1 years as of December 31, 2022 and 2021, respectively. The weighted-average discount rates were 5.25% and 5.25% as of December 31, 2022 and 2021, respectively. Operating lease costs for the year ended December 31, 2022 and 2021, were $3.3 million and $2.3 million, respectively. The rent expense for the year ended December 31, 2020 was $0.7 million.

Short-term lease costs for the year ended December 31, 2022 and 2021, were $0.1 million and $0.1 million, respectively.

Variable lease costs for the year ended December 31, 2022 and 2021, were $0.5 million and $0.3 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2022 (in thousands):

Operating Leases
2023	$2,977
2024	2,748
2025	1,969
2026	290
Total minimum lease payments	7,984
Less: imputed interest	(528)
Total lease liability	$7,456

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

Revenues from External Customers

Revenues from customers outside the United States were 29%, 5%, and 12% of total revenues for the fiscal years ended December 31, 2022, 2021 and 2020, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region (in thousand):

	Year Ended December 31,
	2022	2021
United States	$8,236	$4,676
Thailand	1,379	351
EMEA	105	109
Total	$9,720	$5,136

Note 16. Subsequent Event

On March 10, 2023, Silicon Valley Bank ("SVB") was placed under the receivership of the Federal Deposit Insurance Corporation (“FDIC”) by the California Department of Financial Protection and Innovation. On March 12, 2023, the Federal Reserve approved actions enabling the FDIC to complete its resolution of SVB in a manner that fully protects all depositors. The Company's operations were not impacted, and management believes the exposure to loss as a result of SVB's receivership is not significant.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit non-accelerated filers such as our company to provide only management’s report in the Annual Report on Form 10-K.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers, and certain information about each of them as of March 1, 2023 are set forth below.

Name	Age	Position
Soroush Salehian Dardashti	34	Chief Executive Officer and Director
Mina Rezk	37	President, Chief Technology Officer and Director
Saurabh Sinha	45	Chief Financial Officer
Shahin Farshchi	44	Director
Hrach Simonian	40	Director
Erin L. Polek	48	Director
Christopher Eberle	42	Director
Stephen Zadesky	51	Director

Executive Officers

Soroush Salehian Dardashti. Mr. Salehian serves as the Company’s Chief Executive Offer and is a member of the Board of Directors. Mr. Salehian co-founded Aeva with Mr. Rezk in 2017 and has served as Chief Executive Officer and on the board of directors since that time. From February 2012 to November 2016, Mr. Salehian worked at Apple as a Manager, Product Development where he led teams developing consumer products and sensing systems. Mr. Salehian holds a Bachelor of Science in Mechanical Engineering from Stanford University. Mr. Salehian is well-qualified to serve on our board of directors due to his technical and operational expertise gained from serving as Chief Executive Officer and Co-Founder of Aeva and his professional and educational experience in high-technology manufacturing industries.

Mina Rezk. Mr. Rezk serves as the President, Chief Technology Officer, Chairman of the Board of Directors and Director of the Company. Mr. Rezk co-founded Aeva with Mr. Salehian in 2017 and has served as Chief Technology Officer and on the board of directors since that time. From January 2015 to November 2016, Mr. Rezk served as Sensing Engineering Manager — Special Project Group at Apple. Before that, Mr. Rezk served in various roles, including as Hardware Development Manager, at Nikon Metrology from February 2004 to February 2015. Mr. Rezk has over 17 years of experience developing sensor fusion systems for the automotive and aerospace industries. Mr. Rezk holds Bachelor of Science and Master of Science degrees in Electrical Engineering from George Mason University. Mr. Rezk is well-qualified to serve on our board of directors due to his technical and manufacturing expertise gained from serving as the Chief Technology Officer of Aeva and over 17 years of experience in the technology industry.

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

Directors

Soroush Salehian Dardashti. See biographical information under “Executive Officers” above.

Shahin Farshchi. Mr. Farshchi serves as a Director of the Company. Mr. Farshchi has served as a member of Aeva’s Board of Directors since its inception in December 2016. Mr. Farshchi serves as a partner at Lux Capital, a venture capital firm he joined in 2006. Mr. Farshchi currently serves on the Board of Directors of numerous private companies. Mr. Farshchi holds a Bachelor of Science in Electrical Engineering and Computer Science from The University of California, Berkeley, a Master of Science degree, and a Doctor of Philosophy from the University of California, Los Angeles. We believe Mr. Farshchi is qualified to serve on our board of directors due to his extensive experience in identifying, investing in and building next-generation technologies and companies.

Erin Polek. Ms. Polek serves as a Director of the Company since November 2022. Ms. Polek was previously Senior Vice President, Corporate Controller and Chief Accounting Officer of QUALCOMM Incorporated (“Qualcomm”), a global leader in the development of foundational technologies used in mobile devices and other wireless products, from December 2018 to December 2022. She joined Qualcomm in February 2006 and held a variety of leadership positions. Prior to joining Qualcomm, Ms. Polek was a Manager at PricewaterhouseCoopers LLP. She received a Bachelor of Science in Business Administration, with an emphasis in Accounting from San Diego State University. We believe Ms. Polek is qualified to serve as one of our directors based on her extensive leadership, accounting, compliance and business experience.

Mina Rezk. See biographical information under “Executive Officers” above.

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

Stephen Zadesky. Mr. Zadesky serves as a Director of the Company since November 2022. Mr. Zadesky is currently advising a number of companies in the transportation, robotics and clean technology sectors. Prior to his advising work, Mr. Zadesky served in various management roles at Apple from March 1999 to April 2019, including Vice President Product Design for iPhone and iPod engineering. Prior to joining Apple, Mr. Zadesky worked at Ford Motor Company for three years in a variety of positions. Mr. Zadesky earned a Bachelor of Science in Mechanical Engineering (BSME) from the University of California, Berkeley and a Master of Science in Mechanical Engineering (MSME) from Stanford University. We believe Mr. Zadesky is qualified to serve as one of our directors based on his proficiency and understanding of the transportation and technology sectors, as well as his extensive advisory and leadership experience.

Christopher Eberle. Mr. Eberle serves as a Director of the Company since November 2022. Mr. Eberle has served as Global Head of Semiconductor and Hardware at Sylebra Capital Limited (“Sylebra”), a global investment manager operating in the technology, media and telecommunications space, since July 2020. Mr. Eberle’s principal responsibilities at Sylebra include managing investments across the global semiconductor, semiconductor capital equipment, and global semiconductor supply chain. Prior to joining Sylebra, Mr. Eberle served as a senior equity research analyst at Instinet, LLC, the independent equity trading arm of Nomura Group, from August 2017 to July 2020. He served as a portfolio manager focused on the global technology space at Folger Hill Asset Management from January 2015 to August 2017. Mr. Eberle received a Bachelor of Science in Finance from Canisius College in 2003, and a Master’s of Science in Finance from DePaul University Driehaus College of Business in 2008. We believe Mr. Eberle is qualified to serve as Sylebra's nominee on our board based on his business and management experience as well as his extensive experience in the technology, media and telecommunications industries.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on the corporate governance section of our corporate website. In addition, we intend to post on our website all disclosures that are required by law or the NYSE listing standards concerning any amendments to, or waivers from, any provision of the code. The information on any of our websites is deemed not to be incorporated in or to be a part of this Proxy Statement.

Audit Committee and Audit Committee Financial Expert

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

Our Audit Committee consists of Messrs. Farshchi and Simonian and Ms. Polek. Mr. Simonian serves as chair of our Audit Committee. Our Board of Directors has affirmatively determined that Messrs. Farshchi and Simonian and Ms. Polek each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the NYSE rules. Each member of our Audit Committee also meets the financial literacy requirements of NYSE listing standards. In addition, our Board of Directors has determined that Mr. Simonian and Ms. Polek each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our corporate website at www.aeva.com.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Compensation Philosophy

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

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by and paid during the fiscal years ended December 31, 2022 and 2021 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)	Stock Awards ($)	All other compensation ($)		Total ($)
Soroush Salehian Dardashti	2022	550,000	—	(1)	—	—	11,300	(3)	561,300
Chief Executive Officer
	2021	450,000	1,551,000	(2)	—	—	12,300	(3)	2,013,300
Mina Rezk	2022	550,000	—	(1)	—	—	163,725	(4)	713,725
President & Chief Technology Officer
	2021	500,000	2,001,000	(2)	—	—	129,878	(4)	2,630,878
Saurabh Sinha	2022	450,000	—	(1)	1,065,823	—	5,550	(5)	1,521,373
Chief Financial Officer
	2021	300,000	311,000	(2)	—	—	—		611,000

1)
Executive bonus payout for 2022 have not been finalized by the Board.
2)
2021 bonus amounts reflect (i) discretionary bonuses paid to the named individual upon the completion of the Company’s deSPAC transaction; (ii) a Company-wide spot bonus in the amount of $1,000 awarded in December 2021; and (iii) the 2021 annual bonus paid in May 2022, whereby the Company awarded Messrs. Dardashti, Rezk and Sinha cash bonuses of $550,000, $1,000,000, and $210,000, respectively, for services in 2021.
3)
Amount shown for 2022 reflects a $1,050 meal allowance and a 401(k) plan matching contribution in the amount of $10,250. Amount shown for 2021 reflects a $3,600 meal allowance and a 401(k) plan matching contribution in the amount of $8,700.
4)
Amount shown for 2022 reflects $57,175 in housing and living expense, $95,250 in Company paid airfare, $1,050 in meal allowance and $10,250 in 401(k) matching contributions. Amount shown for 2021 reflects $56,204 in housing and living expense, $40,785 in Company paid airfare, $20,598 for payments made under the Company’s patent award program, $3,600 in meal allowance and $8,700 in 401(k) matching contributions.
5)
Amount shown reflects a $1,050 meal allowance and a 401(k) plan matching contribution in the amount of $4,500.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding all outstanding equity awards held by each of our named executive officers on December 31, 2022.

			Option Awards(1)				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Soroush Salehian Dardashti	1/23/2020		1,322,286	491,135	0.5476	1/23/2030	—	—
	2/6/2019		1,880,461	—	0.2622	6/2/2029	—	—
Mina Rezk	1/23/2020		2,458,431	913,132	0.5476	1/23/2030	—	—
	2/6/2019		3,496,203	—	0.2622	6/2/2029	—	—
Saurabh Sinha	5/26/2022		168,437	566,563	2.92	5/26/2032	—	—
	11/18/2020	(2)	—	—	—	—	540,090	734,522

1)
Shares subject to the stock option vest in 48 equal installments on each monthly anniversary of the grant date, subject to accelerated vesting upon a termination of employment with the Company without “cause” or a resignation for “good reason” (each such term as defined in the applicable award agreement) that occurs in connection with or 12 months after the closing of a Business Combination (as defined in the applicable employment agreement).
2)
The restricted stock unit award to Mr. Sinha became eligible to vest only in the event a certain business combination was successfully completed, which occurred in connection with the completion of the deSPAC transaction. With respect to 864,155 of the shares subject to the restricted stock unit award, 25% of such shares vested on September 28, 2021, and the remaining 75% of such underlying shares vest in six equal semi-annual installments thereafter and with respect to 172,827 of the shares subject to the restricted stock unit award, 25% of such shares vested on March 12, 2022 and the remaining 75% of such underlying shares will vest in six equal semi-annual installments thereafter; however all of the shares subject to the restricted stock unit award will vest upon the termination of the recipient’s service to the company without cause (as defined in the 2016 Plan) or by Mr. Sinha for good reason (as defined in the recipient’s applicable employment agreement) within 12 months following a change in control.
3)
The market value is based on the $1.36 fair market value of our common stock on December 30, 2022, the closing selling price of our common stock on such date.

Employment Agreements

We have entered into employment agreements with each of our named executive officers which provide for “at will” employment.

Each of our named executive officers is also subject to a non-competition, non-solicitation, confidentiality, and assignment agreement, which provides for a perpetual post-termination confidentiality covenant as well as non-competition and non-solicitation of customers, employees and consultants covenants that apply during employment and for one year following termination, subject to the type of termination in the case of the non-competition provision.

Chief Executive Officer Employment Agreement

On May 27, 2022, the Company entered into a new employment agreement with Mr. Dardashti (the “CEO Employment Agreement”), which amends and supersedes the terms of Mr. Dardashti’s prior offer letter dated December 15, 2016, pursuant to which Mr. Dardashti will continue to serve as our Chief Executive Officer and report to the Company’s Board of Directors. Mr. Dardashti’s duties, responsibilities and permitted activities are substantially identical to his original offer letter. The CEO Employment Agreement provides that, during the term, Mr. Dardashti will be eligible to receive (i) an annual base salary of $550,000, (ii) annual cash bonuses (as described below), and (iii) customary health and retirement benefits.

Mr. Dardashti’s initial target annual incentive compensation will be 100% of his base salary with a maximum achievement of 150% of the base salary. The actual amount of the annual incentive compensation, if any, shall be determined in the sole discretion of the Board or the Compensation Committee, subject to the terms of any applicable incentive compensation plan that may be in effect from time to time.

President and Chief Technology Officer Employment Agreement

On May 27, 2022, the Company entered into a new employment agreement with Mr. Rezk (the “CTO Employment Agreement”), which amends and supersedes the terms of Mr. Rezk’s prior offer letter dated December 15, 2016, pursuant to which Mr. Rezk will continue to serve as our President and Chief Technology Officer and report to the Chief Executive Officer. Mr. Rezk’s duties, responsibilities and permitted activities are substantially identical to his original offer letter. The CTO Employment Agreement provides that, during the term, Mr. Rezk will be eligible to receive (i) an annual base salary of $550,000, (ii) annual cash bonuses (as described below), (iii) a relocation allowance (as described below), and (iv) customary health and retirement benefits.

Mr. Rezk’s initial target annual incentive compensation will be 100% of his base salary with a maximum achievement of 150% of his base salary. The actual amount of the annual incentive compensation, if any, shall be determined in the sole discretion of the Board or the Compensation Committee, subject to the terms of any applicable incentive compensation plan that may be in effect from time to time.

To facilitate and incent Mr. Rezk’s permanent relocation to the Company’s headquarters, Mr. Rezk shall be entitled to a one-time payment of $130,000 for moving expenses and a monthly stipend of $30,000 for 36 months beginning on the date Mr. Rezk has relocated to within 60 miles of the Company’s headquarters.

Chief Financial Officer Employment Agreement

On May 27, 2022, Aeva entered into a new employment agreement with Saurabh Sinha (the “CFO Employment Agreement”), which amends and supersedes the terms of Mr. Sinha’s prior offer letter dated September 29, 2020, pursuant to which Mr. Sinha will continue to serve as our Chief Financial Officer and report to the Chief Executive Officer. Mr. Sinha’s duties, responsibilities and permitted activities are substantially identical to his original offer letter.

The CFO Employment Agreement provides that, during the term, Mr. Sinha will be eligible to receive (i) an annual base salary of $450,000, (ii) annual cash bonuses (as described below), and (iii) customary health and retirement benefits.

Mr. Sinha’s initial target annual incentive compensation will be 65% of his base salary. The actual amount of the annual incentive compensation, if any, shall be determined in the sole discretion of the Board or the Compensation Committee, subject to the terms of any applicable incentive compensation plan that may be in effect from time to time.

Severance and Change of Control Arrangement

In the event Mr. Dardashti, Rezk or Sinha’s employment is terminated by the Company without Cause or by the officer for Good Reason other than during the period commencing 90 days prior to and ending 12 months following a Change in Control, subject to execution and non-revocation of a Separation Agreement, each officer would be entitled to:

•
12 months (9 months in the case of Mr. Sinha) of the then-current base salary, payable in a lump sum in cash;
•
An amount equal to the target bonus for the then-current year, payable in a lump sum in cash;
•
Company-paid coverage under the Company’s group health plan or monthly payments necessary to cover the full premiums for continued coverage under the Company’s plan through COBRA, which payments will be grossed up for applicable taxes, for up to 12 months following the date of termination (but ceasing once equivalent employer-paid coverage is otherwise available).

In the event that Mr. Dardashti, Rezk or Sinha’s employment is terminated during the period commencing 90 days prior to and ending 12 months following a Change in Control, subject to his execution and non-revocation of a Separation Agreement, each officer would be entitled to:

•
12 months of the then-current base salary (or the officer’s base salary in effect immediately prior to the Change in Control, if higher), payable in a lump sum in cash;
•
An amount equal to the target bonus for the then-current year (or the target bonus in effect immediately prior to the Change in Control, if higher), payable in a lump sum in cash;
•
accelerated vesting of all outstanding stock options and other stock-based awards that are subject solely to time-based vesting; and
•
continued health benefits as described above.

In the case of a termination of Mr. Rezk’s employment for the reasons described above, Mr. Rezk will also be entitled to a lump sum cash payment equal to the monthly stipend multiplied by 36 minus the total amount of all monthly stipends paid by the Company to Mr. Rezk prior to his termination.

Chief Executive Officer Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing the following information about the relationship between the annual total compensation of our median employee and the annual total compensation of our Chief Executive Officer.

For fiscal 2022, the annual total compensation for the median employee of Aeva (other than our Chief Executive Officer) was $214,100 and the annual total compensation determined as of the date of this filing of our Chief Executive Officer was $561,300. Based on this information, for fiscal year 2022, we estimate that the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of the median employee was 3 to 1.

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

Potential Payments Upon Termination or Change of Control

The amount of compensation and benefits payable to each of our named executive officers upon a change in control has been estimated in the table below.

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

Director Compensation

In September 2022, the Compensation Committee, comprised solely of independent directors, recommended to the Board for approval a compensation policy for non-employee directors (the “Director Compensation Policy”) after consideration of market data and based on the recommendation of its independent compensation consultant. Our Board approved the Director Compensation Policy was effective November 11, 2022. The Director Compensation Policy consists of the following:

•
a $50,000 annual cash retainer;
•
an additional $10,000 cash retainer for service on each committee; and
•
$150,000 annual RSU grant with a grant date of the annual meeting and vesting on the first anniversary of the grant date (subject to continued service) or upon a change of control.

In addition, non-employee directors are reimbursed for reasonable out-of-pocket expenses.

The following table sets forth information concerning the compensation of our non-employee directors during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Shahin Farshchi	$11,000	$150,000	$161,000
Hrach Simonian	11,000	150,000	161,000
Erin L. Polek	8,200	150,000	158,200
Christopher Eberle	8,200	150,000	158,200
Stephen Zadesky	6,800	150,000	156,800

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2023 by:

•
each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;
•
each of the Company’s named executive officers and directors; and
•
all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within 60 days. In computing the number of shares of the Company’s common stock beneficially owned by a person or entity and the percentage ownership, the Company deemed outstanding shares of its common stock subject to options and warrants held by that person or entity that are currently exercisable or exercisable within 60 days of March 1, 2023. The Company did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

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

Unless otherwise noted, the address of each beneficial owner is c/o Aeva Technologies, Inc., 555 Ellis Street, Mountain View, California 94043.

We have based our calculation of the percentage of beneficial ownership on 219,769,362 shares of our common stock outstanding as of March 1, 2023.

	Number of
	Shares of
	Common
	Stock	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owners	Owned	Common Stock
5% Stockholders:
Entities affiliated with Sylebra Capital LTD(1)	27,101,533	12.4%
Canaan Partners XI LLC(2)	18,485,196	8.5%
Entities affiliated with Lux Ventures IV, L.P.(3)	16,651,687	7.6%
The Vanguard Group (4)	11,394,956	5.2%

Directors and Named Executive Officers:
Soroush Salehian Dardashti(5)	27,177,905	12.4%
Mina Rezk(6)	51,368,942	22.8%
Saurabh Sinha(7)	483,818	*
Shahin Farshchi	19,407	*
Hrach Simonian	—	—
Erin Polek	—	—
Christopher Eberle	—	—
Stephen Zadesky	12,500	*
Directors and executive officers as a group (8 individuals)	78,943,391	34.7%

* Indicates less than 1%

1)
Solely based on information in a Form 13D jointly filed with the SEC on November 17, 2022 by Sylebra Capital Limited, Sylebra Capital Management and Daniel Patrick Gibson, indicating it had shared voting and dispositive power for 27,101,533 shares of our common stock. The address for these beneficial owners is 20thFloor, 28 Hennessy Road, Wan Chai, Hong Kong.
2)
Solely based on information in a Form 13D/A filed with the SEC on December 20, 2022 by Canaan Partners XI LLC and Canaan Partners XI LLC, indicating it had sole voting and dispositive power for 18,485,196 shares of our common stock.
3)
Solely based on information in a Schedule 13D filed with the SEC on August 15, 2022 by Lux Venture Partners IV, LLC; Lux Ventures IV, L.P.; Lux Co-Invest Partners, LLC; Lux Co-Invest Opportunities, L.P., The Schedule 13D indicates thatshared voting and dispositive power of 14,692,316 shares of our common stock and Lux Co-Invest Opportunities, L.P. has shared and dispositive power of 1,959,371 shares of our common stock. The Schedule 13D indicates that Peter Hebert and Josh Wolfe are the individual managing members of Lux Venture Partners IV, LLC and Lux Co-Invest Partners, LLC (the “Individual Lux Managers”). The Schedule 13D indicates that each of Lux Venture Partners IV, LLC, Lux Co-Invest Partners, LLC and the Individual Lux Managers separately disclaim beneficial ownership over the shares noted herein except to the extent of their pecuniary interest therein. The address for these entities and individuals is c/o Lux Capital Management, 920 Broadway, 11th Floor, New York, NY 10010.
4)
Solely based on information in a Schedule 13Gfiled with the SEC on February 9, 2023 by The Vanguard Group indicating it beneficially owned, with shared voting power of 72,374 shares, sole dispositive power of 11,248,710 shares and shared dispositive power of 146,246 shares. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern PA 19355.
5)
Interests shown consist of (a) 23,824,040 shares of our common stock held by a trust for which Mr. Salehian serves as the trustee and (b) 3,353,865 shares subject to options exercisable within 60 days of March 1, 2023.
6)
Interests shown consist of (a) 45,133,344 shares of our common stock held by a trust for which Mr. Rezk serves as the trustee and (b) 6,235,598 shares subject to options exercisable within 60 days of March 1, 2023.
7)
Interests shown consist of (a) 254,130 shares of our common stock held directly by Mr. Sinha and (b) 229,688 shares subject to options exercisable within 60 days of March 1, 2023.

Equity Compensation Plan Information

The Company currently maintains three equity compensation plans: the 2021 Incentive Award Plan (the “2021 Plan”), 2021 Employee Stock Purchase plan (“2021 ESPP”), and the legacy Aeva 2016 Plan, awards under which were assumed in connection with the business combination and the completion of the deSPAC transaction. The following table shows information, as of December 31, 2022, with respect to shares of our common stock that may be issued under our equity compensation plans.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	25,379,458	(2)	$0.67	(3)	28,537,255	(4)
Equity compensation plans not approved by security holders	—		—		—

Total	25,379,458		$0.67		28,537,255

(1)
The 2021 Plan and the 2021 ESPP provide that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1 by 5% of the total number of shares of our common stock issued and outstanding as of the immediately preceding December 31 or such lesser number of shares as determined by our board. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated, other than by exercise, under the 2021 Plan and the 2016 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan. The Company no longer makes grants under the 2016 Plan.
(2)
Includes 11,250,995 shares of common stock that have been granted as restricted stock units but are pending issuance upon vesting and 1,335,000 shares of common stock issuable upon the exercise of outstanding stock options under our 2021 Plan but are pending issuance upon vesting, and 694,380 shares of common stock that have been granted as restricted stock units but are pending issuance upon vesting and 12,099,083 shares of common stock issuable upon the exercise of outstanding stock options, each awarded under our 2016 Plan prior to the completion of the deSPAC transaction and assumed in connection with the business combination. To the extent awards outstanding under our 2016 Plan or our 2021 Plan are forfeited, expire or are settled for cash, the shares reserved for issuance pursuant to such awards will become available for issuance as shares of common stock under the 2021 Plan.
(3)
The weighted average exercise price of the outstanding options is $0.67 per share. No weighted-average exercise price is calculated with respect to the restricted stock units, which have no exercise price.
(4)
Represents 23,923,735 shares available for issuance under the 2021 Plan and 1,831,812 shares available for issuance under ESPP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Amended and Restated Registration Rights Agreement

On March 12, 2021, certain stockholders of InterPrivate (the “Sponsor Holders”), and certain stockholders of Legacy Aeva (together with the Sponsor Holders, the “Holders”) entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights and Lock-Up Agreement”). Pursuant to the terms of the Registration Rights and Lock-Up Agreement, we are obligated to file a registration statement to register the resale of certain of our securities held by the Holders. In addition, subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, to sell all or any portion of their registrable securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $30 million. The Registration Rights and Lock-Up Agreement also provides the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Stockholders Agreement

In connection with the Closing, InterPrivate, the Sponsor and certain stockholders of the Company entered into a Stockholders Agreement, dated March 12, 2021 (the “Stockholders Agreement”), to provide for certain governance matters relating to the Company.

Pursuant to the terms of the Stockholders Agreement, the size of the Board of Directors was set at seven members and initially consists of five directors, with two vacancies. The Stockholders Agreement provides Messrs. Dardashti and Rezk with the right to appoint an Audit Committee Qualified Director (the “Audit Committee) whom will be subject to the approval of the remaining members of the Board of Directors.

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

Director Independence

The Board has determined that each of the directors on the Board of Directors other than Soroush Salehian Dardashti, Mina Rezk and Stephen Zadesky, qualify as independent directors, as defined under the listing rules of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table represents aggregate fees billed or to be billed to the Company for the fiscal years ended December 31, 2022 and 2021 by Deloitte & Touche LLP (San Jose, California PCAOB ID 34), our principal accountant.

	Fiscal Year Ended December 31,
	2022	2021
Audit Fees(1)	$1,334,300	$1,250,700
Audit Related Fees(2)	20,000	498,700
Tax Fees	—	—
All Other Fees(3)	2,000	—
Total Fees	$1,356,300	$1,749,400

(1)
For professional services rendered for the audits of annual consolidated financial statements (including the review of quarterly interim consolidated financial statements), consents, assistance and review of documents filed with the SEC and other services normally provided in connection with statutory or regulatory filings or engagements.
(2)
Audit Related Fees consist of amounts billed in connection with the filing of our Registration Statement on Form S-1, S-4, S-8 and other regulatory filings. All fees described above were pre-approved by the Audit Committee.
(3)
All Other Fees consist of fees related to an accounting research tool subscription.

PRE-APPROVAL POLICIES AND PROCEDURES

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California, on March 24, 2023.

AEVA TECHNOLOGIES, INC.

By:	/s/ Soroush Salehian Dardashti
Name:	Soroush Salehian Dardashti
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Soroush Salehian Dardashti Soroush Salehian Dardashti	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2023

/s/ Saurabh Sinha Saurabh Sinha	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2023

/s/ Mina Rezk Mina Rezk	President, Chief Technology Officer and Director	March 24, 2023

/s/ Shahin Farshchi Shahin Farshchi	Director	March 24, 2023

/s/ Hrach Simonian Hrach Simonian	Director	March 24, 2023

/s/ Christopher Eberle Christopher Eberle	Director	March 24, 2023

/s/ Erin L. Polek	Director	March 24, 2023
Erin L. Polek

/s/ Stephen Zadesky	Director	March 24, 2023
Stephen Zadesky