Form 10-Q
period 2023-03-31
Aeva Technologies, Inc.
filed 2023-05-12
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 220,360,889 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding future events and our future results that are subject to the safe harbors created under the Securities Act and the Exchange Act. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “goal,” “plan,” “intend,” “expect,” “seek”, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$31,864	$67,420
Marketable securities	256,542	256,392
Accounts receivable	2,445	2,887
Inventories	3,006	2,951
Other current assets	4,683	5,473
Total current assets	298,540	335,123
Operating lease right-of-use assets	6,658	7,402
Property, plant and equipment, net	10,689	9,720
Intangible assets, net	3,300	3,525
Other noncurrent assets	862	862
Total assets	$320,049	$356,632
Liabilities and stockholders' equity
Accounts payable	$3,857	$5,182
Accrued liabilities	3,856	9,063
Accrued employee costs	3,414	4,721
Lease liability, current portion	2,535	2,667
Other current liabilities	194	194
Total current liabilities	13,856	21,827
Lease liability, noncurrent portion	4,167	4,789
Warrant liability	62	90
Total liabilities	18,085	26,706
Commitments and contingencies (Note 12)
Convertible preferred stock $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 220,050 and 218,748 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	22	22
Additional paid-in capital	649,756	643,756
Accumulated other comprehensive loss	(2,373)	(3,585)
Accumulated deficit	(345,441)	(310,267)
Total stockholders' equity	301,964	329,926
Total liabilities and stockholders' equity	$320,049	$356,632

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenue	$1,148	$1,137
Cost of revenue	2,529	1,375
Gross loss	(1,381)	(238)
Operating expenses:
Research and development expenses	25,454	25,315
General and administrative expenses	7,833	6,872
Selling and marketing expenses	2,598	1,648
Total operating expenses	35,885	33,835
Operating loss	(37,266)	(34,073)
Interest income	2,064	283
Other income, net	28	633
Loss before income taxes	(35,174)	(33,157)
Income tax provision	—	—
Net loss	$(35,174)	$(33,157)
Unrealized gain (loss) on available-for-sale securities	1,212	(2,455)
Total comprehensive loss	$(33,962)	$(35,612)
Net loss per share, basis and diluted	$(0.16)	$(0.15)
Weighted-average shares used in computing net loss per share, basic and diluted	219,627,827	216,017,186

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	Other Comprehensive		Accumulated	Total stockholders'
	Shares	Amount	capital	loss		deficit	equity
Balance at December 31, 2022	218,748,423	$22	$643,756	$(3,585)		$(310,267)	$329,926
Share-based compensation	—	—	5,963	—		—	5,963
Issuance of common stock upon exercise of stock options	236,642	—	57	—		—	57
Issuance of common stock upon release of restricted stock units	1,077,527	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(12,497)	—	(20)	—		—	(20)
Unrealized gain on available-for-sale securities	—	—	—	1,212		—	1,212
Net loss	—	—	—	—		(35,174)	(35,174)
Balance as of March 31, 2023	220,050,095	$22	$649,756	$(2,373)	`	$(345,441)	$301,964

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	Other Comprehensive		Accumulated	Total stockholders'
	Shares	Amount	capital	loss		deficit	equity
Balance at December 31, 2021	214,997,014	$21	$619,841	$(524)		$(162,962)	$456,376
Share-based compensation	—	—	5,784	—		—	5,784
Issuance of common stock upon exercise of stock options	1,029,266	1	185	—		—	186
Issuance of common stock upon release of restricted stock units	671,621	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(53,553)	—	(244)	—		—	(244)
Issuance of common stock upon exercise of warrants	120	—	1	—		—	1
Unrealized loss on available-for-sale securities	—	—	—	(2,455)		—	(2,455)
Net loss	—	—	—	—		(33,157)	(33,157)
Balance as of March 31, 2022	216,644,468	$22	$625,567	$(2,979)	`	$(196,119)	$426,491

AEVA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(35,174)	$(33,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	955	630
Impairment of inventories	45	767
Change in fair value of warrant liability	(28)	(634)
Stock-based compensation	5,963	5,784
Amortization of right-of-use assets	744	707
Amortization of premium and accretion of discount on available-for-sale securities, net	(632)	435
Changes in operating assets and liabilities:
Accounts receivable	442	2,130
Inventories	(100)	(312)
Other current assets	790	403
Other noncurrent assets	—	(1)
Accounts payable	(1,749)	1,890
Accrued liabilities	(5,207)	(2,653)
Accrued employee costs	(1,307)	(1,332)
Lease liability	(754)	(696)
Other current liabilities	—	(499)
Net cash used in operating activities	(36,012)	(26,538)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,275)	(1,283)
Purchase of available-for-sale securities	(54,520)	(82,284)
Proceeds from maturities of available-for-sale securities	56,214	105,607
Net cash provided by investing activities	419	22,040
Cash flows from financing activities:
Payments of taxes withheld on net settled vesting of restricted stock units	(20)	—
Proceeds from exercise of warrants	—	1
Proceeds from exercise of stock options	57	186
Net cash provided by financing activities	37	187
Net decrease in cash and cash equivalents	(35,556)	(4,311)
Beginning cash and cash equivalents	67,420	66,810
Ending cash and cash equivalents	$31,864	$62,499
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash investing and financing activities:
Unpaid property, plant and equipment purchases	$503	$1,265
Taxes withheld on net settled vesting of restricted stock units	$—	$244

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

On March 12, 2021 (the “Closing Date”), Aeva, Inc. consummated a business combination (the “Business Combination”) with InterPrivate Acquisition Corp. (the Company’s predecessor, which was originally incorporated in Delaware as a special purpose acquisition company (“IPV”)) pursuant to the Business Combination Agreement dated as of November 2, 2020 (the “BCA”), by and among IPV, WLLY Merger Sub Corp., a wholly owned subsidiary of IPV, and Aeva, Inc. Immediately upon the consummation of the Business Combination, WLLY Merger Sub Corp. merged with and into Aeva, Inc., with Aeva, Inc. surviving the merger as a wholly owned subsidiary of IPV. IPV changed its name to Aeva Technologies, Inc. and the pre-combination Aeva retained its name of Aeva, Inc. Aeva, Inc. was incorporated in the State of Delaware on December 5, 2016 and is headquartered in Mountain View, California. Unless the context otherwise requires, “we,” “us,” “our,” “Aeva,” and the “Company” refers to Aeva Technologies Inc., the combined company and its subsidiaries following the Business Combination. Refer to Reverse Capitalization with IPV in Note 2 to the financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information relating to the BCA.

The Company’s common stock and warrants are now listed on the New York Stock Exchange stock market under the symbols “AEVA” and "AEVA.WS".

Basis of Presentation and Unaudited Interim Financial Statements

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

These condensed consolidated financial statements and other information presented in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC.

Principal of Consolidation and Liquidity

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has funded its operations primarily through the Business Combination and issuances of stock. As of March 31, 2023, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $288.4 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $345.4 million as of March 31, 2023. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. The Company maintains the majority of its cash and cash equivalents in accounts with large financial institutions. At times, balances in these accounts may exceed federally insured limits; however, to date, the Company has not incurred any losses on its deposits of cash and cash equivalents and believes the exposure to risk of loss is not material. Risks associated with the Company’s marketable securities is mitigated by investing in investment-grade rated securities when purchased.

The Company’s accounts receivable are derived from customers located in the United States, Asia, and Europe. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions and requires customer advance payments in certain circumstances. The Company generally does not require collateral.

As of March 31, 2023, one customer accounted for 59% of the accounts receivable. As of December 31, 2022, one customer accounted for 66% of accounts receivable. As of March 31, 2023, two vendors accounted for 22% of accounts payable. As of December 31, 2022, two vendors accounted for 20% of accounts payable.

Recent Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022 on a prospective basis, with early adoption permitted. The adoption of ASU 2021-08 on January 1, 2023 did not have any impact on the Company’s condensed consolidated financial statements.

Note 2. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the three months ended March 31, 2023 and 2022, based on the disaggregation criteria described above were as follows (in thousands):

	Three Months Ended March 31,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$730	64%	$1,111	98%
EMEA	244	21%	26	2%
Asia	174	15%	—	0%
Total	$1,148	100%	$1,137	100%

Revenue by timing of recognition:
Recognized at a point in time	$947	82%	$211	19%
Recognized over time	201	18%	926	81%
Total	$1,148	100%	$1,137	100%

The point in time revenue was primarily related to the product revenue and overtime revenue was from non-recurring engineering services.

For the three months March 31, 2023, three customers accounted for 20%, 19% and 17% of the Company’s revenue, respectively. For the three months ended March 31, 2022, one customer accounted for 81% of the Company’s revenue.

Contract Assets and Contract Liabilities

As of March 31, 2023, and December 31, 2022, the Company had contract assets of $0.4 million and $0.2 million, recognized in other current assets. The Company had no contract liability, as of March 31, 2023 and December 31, 2022.

Note 3. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy:

	March 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$27,933	$—	$—	$27,933	$27,933	$—

Level 1
Money market funds	3,931	—	—	3,931	3,931	—

Level 2
U.S. agency securities	70,659	17	(1,081)	69,595	—	69,595
U.S. Treasury securities	7,476	—	(77)	7,399	—	7,399
Commercial paper	39,674	1	(46)	39,629	—	39,629
Corporate bonds	141,106	6	(1,193)	139,919	—	139,919
Subtotal	258,915	24	(2,397)	256,542	—	256,542
Total assets	$290,779	$24	$(2,397)	$288,406	$31,864	$256,542

Liabilities
Level 3
Warrant liabilities	62		—	62	—	—
Total liabilities	$62	$—	$—	$62	$—	$—

	December 31, 2022
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$17,980	$—	$17,980	$17,980	$—

Level 1
Money market funds	44,443	—	44,443	44,443	—

Level 2
U.S. agency securities	65,493	(1,518)	63,975	—	63,975
U.S. Treasury securities	14,953	(111)	14,842	—	14,842
Commercial paper	40,859	(100)	40,759	4,997	35,762
Corporate bonds	143,669	(1,856)	141,813	—	141,813
Subtotal	264,974	(3,585)	261,389	4,997	256,392
Total assets	$327,397	$(3,585)	$323,812	$67,420	$256,392

Liabilities
Level 3
Warrant liabilities	90	—	90	—	—
Total liabilities	$90	$—	$90	$—	$—

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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousand):

	March 31, 2023	December 31, 2022
Fair value, beginning balance	$90	$1,060
Change in the fair value included in other income, net	(28)	(970)
Fair value, closing balance	$62	$90

The key inputs into the Black-Scholes option pricing model for the private warrants were as follows for the relevant periods:

	March 31, 2023	December 31, 2022
Expected term (years)	3.0	3.2
Expected volatility	89.7%	88.2%
Risk-free interest rate	3.81%	4.22%
Dividend yield	0%	0%
Exercise Price	$11.50	$11.50

Note 4. Acquisition of Intangible Assets

As of March 31, 2023, expected amortization expense relating to purchased intangible assets was as follows (in thousands):

Remainder of 2023	$675
2024	900
2025	900
2026	825
Total future amortization	$3,300

The Company recorded amortization expense related to the acquired intangible assets of $0.2 million for each of the three months ended March 31, 2023 and 2022, respectively.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$2,750	$2,743
Work-in-progress	59	42
Finished goods	197	166
Total inventories	$3,006	$2,951

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Computer equipment	$2,363	$2,363
Lab equipment	5,386	5,055
Leasehold improvements	2,965	2,961
Construction in progress	2,086	1,488
Testing equipment	776	692
Manufacturing equipment	2,513	1,831
Furniture, fixtures and other equipment	535	535
Total property, plant and equipment	$16,624	$14,925
Less: accumulated depreciation	(5,935)	(5,205)
Total property, plant and equipment, net	$10,689	$9,720

Depreciation related to property, plant, and equipment was $0.7 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

Note 7. Other current assets

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid expenses	$1,918	$2,343
Contract assets	421	247
Vendor deposits	540	1,398
Other current assets	1,804	1,485
Total other current assets	$4,683	$5,473

Note 8. Capital Structure

As of March 31, 2023, the Company had authorized to issue up to 422,000,000 shares of common stock, each with a par value of $0.0001 per share.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, no shares of preferred stock were issued and outstanding.

Warrants

As of March 31, 2023, the Company had 12,074,880 public and 384,000 private warrants outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.

Note 9. Earnings (Loss) Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(35,174)	$(33,157)

Denominator:
Weighted average shares of common stock outstanding — Basic	219,627,827	216,017,186
Dilutive effect of potential common stock	—	—
Weighted average shares of common stock outstanding — Diluted	219,627,827	216,017,186
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.16)	$(0.15)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Common stock options issued and outstanding	13,173,030	12,787,299
Restricted stock units	21,744,565	6,829,309
Warrants	12,458,880	12,458,880
Total	47,376,475	32,075,488

Note 10. Stock-based Compensation

Stock Options

The Company maintains the 2016 Stock Incentive Plan and the 2021 Incentive Award Plan (the “Stock Plans”) under which incentive stock options, non-qualified stock options and RSUs may be granted to employees. Under the Stock Plans, the Company has 26,790,558 shares available for issuance as of March 31, 2023.

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

A summary of the Company’s stock option activity for three months ended March 31, 2023, was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	13,434,083	$0.67	6.77	$11,593
Granted	—	—	—	—
Exercised	(236,642)	0.24	—	—
Forfeited	(24,411)	0.45	—	—
Outstanding as of March 31, 2023	13,173,030	$0.68	6.57	$9,293
Vested and exercisable as of March 31, 2023	10,852,329	$0.48	6.32	$8,407
Vested and expected to vest as of March 31, 2023	13,173,030	$0.68	6.57	$9,293

There were no options granted during the three months ended March 31, 2023. As of March 31, 2023, the Company had $3.0 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units and Performance-based Restricted Stock Units

Beginning November 2020, the Company granted RSUs and PBRSUs to certain employees and consultants pursuant to the 2016 and 2020 Stock Plan. RSUs typically vest 25 percent upon the one-year anniversary date from the initial vesting date, with 12.5% vesting on each six-month anniversary date over the following three years. The RSUs are subject to a time-based vesting condition and a performance condition tied to the completion of the merger with InterPrivate, both of which must be satisfied in order for the RSUs to be vested and settled for shares of Common Stock. The performance vesting condition for these RSU were met on March 12, 2021.

The following table summarizes our RSU activity which includes performance-based RSUs, for the three months ended March 31, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	11,945,375	$5.22
Granted	12,130,011	1.48
Released	(1,077,527)	6.09
Forfeited	(1,253,294)	4.03
Outstanding as of March 31, 2023	21,744,565	$3.16

As of March 31, 2023, the Company had $59.4 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted-average period of 3.2 years.

Employee Stock Purchase Plan

In November 2022, the Board and the Company’s stockholders adopted the 2022 Employee Stock Purchase Plan (“ESPP”) under which 12,769,233 shares were authorized for issuance. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deduction with up to 15% of their pre-tax earnings subject to certain Internal Revenue Code limitations. The purchase price of shares is 85% of the lower of the fair market value of the Company’s common stock on the first day of a six-month offering period, or the relevant purchase date. In addition, participants are subject to $25,000 annual purchase restriction. No ESPP shares were purchased during period ended March 31, 2023.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$330	$136
Research and development expenses	4,410	4,323
General and administrative expenses	1,119	1,229
Sales and marketing expenses	104	96
Total	$5,963	$5,784

Note 11. Income Taxes

Components of Income (Loss) Before Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousand):

	Three Months Ended March 31,
	2023	2022
Domestic	$(35,174)	$(33,157)
Foreign	—	—
Loss before income taxes	$(35,174)	$(33,157)

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2023 and 2022, the Company recognized no provision for income taxes.

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

Note 12. Commitments and Contingencies

Leases

The weighted-average remaining lease terms were 2.6 years and 2.8 years as of March 31, 2023 and December 31, 2022, respectively. The weighted-average discount rates were 5.25% as of March 31, 2023 and December 31, 2022, respectively. Operating lease cost for three months ended March 31, 2023 and 2022, were $0.8 million and $0.8 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2023 (in thousands):

Operating Leases
Remainder of 2023	$2,133
2024	2,748
2025	1,969
2026	290
Total minimum lease payments	7,140
Less: imputed interest	(438)
Total lease liability	$6,702

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

Note 13. Segment Information

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

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region (in thousand):

	March 31,	December 31,
	2023	2022
North America	$9,038	$8,236
Asia	1,597	1,379
EMEA	54	105
Total	$10,689	$9,720

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of Aeva’s results of operations and financial condition should be read in conjunction with the information set forth in the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon Aeva’s current expectations, estimates, and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) under the heading “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Unless the context otherwise requires, all references in this section to “we,” “our,” “us” “the Company” or “Aeva” refer to the business of Aeva Technologies, Inc., a Delaware corporation, and its subsidiaries.

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

Key Factors Affecting Aeva’s Operating Results

Aeva believes that its future performance and success depends to a substantial extent on its ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed in Part I, Item 1A of the 2022 Form 10-K under the heading “Risk Factors.”

Pricing, Product Cost and Margins. Our pricing and margins will depend on the volumes and the features, as well as specific market applications of the solutions we provide to our customers. We have customers with technologies in various stages of development across different market segments. We anticipate that our prices will vary by market and application due to market-specific product and commercial requirements, supply and demand dynamics and product lifecycles.

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

Research and development expenses

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

Aeva recognizes research and development expenses as incurred. Aeva expects its research and development expenses to remain at same level as fiscal 2022 or increase slightly in the foreseeable future as it continues to invest in research and development activities to achieve its product roadmap.

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

Other income and expense

Other income and expense primarily consist of changes in the fair value of private placement warrants, foreign currency conversion gains and losses, and realized gains and losses on marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2023, and 2022

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this quarterly statement. The following table sets forth Aeva’s results of operations data for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change $	Change %
	(in thousands, except percentages)
Revenue	$1,148	$1,137	11	1%
Cost of revenue	2,529	1,375	1,154	84%
Gross loss	(1,381)	(238)	(1,143)	480%
Operating expenses:
Research and development expenses	25,454	25,315	139	1%
General and administrative expenses	7,833	6,872	961	14%
Selling and marketing expenses	2,598	1,648	950	58%
Total operating expenses	35,885	33,835	2,050	6%
Loss from operations	(37,266)	(34,073)	(3,193)	9%
Interest income	2,064	283	1,781	629%
Other income, net	28	633	(605)	(96)%
Net loss before taxes	(35,174)	(33,157)	(2,017)	6%
Income tax provision	—	—	-
Net loss	$(35,174)	$(33,157)	(2,017)	6%

Revenue

Revenue increased marginally during the three months year ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was due to increase in revenue from the sale of prototype units sold during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This was partially offset by a decrease in the activity related to non-recurring engineering services, which is dependent upon the timing of the work performed for our customers.

Cost of revenue

Cost of revenue increased by $1.2 million or 84%, during the three months ended March 31, 2023, from the three months ended March 31, 2022. The increase was primarily due to an increase in manufacturing overhead costs due to scaling of third-party contract manufacturing, and an increase in number of units sold during period ended March 31, 2023. This was partially offset by the impairment of inventory of $0.7 million recorded during the three months ended March 31, 2022.

Operating expenses

Research and development expenses

Total research and development expenses increased marginally by $0.1 million, or 1%, to $25.4 million for the three months ended March 31, 2023, from $25.3 million for the three months ended March 31, 2022. Research and development expenses increased primarily due to an increase of $1.1 million in payroll expenses, primarily resulting from continued expansion for product development. This was partially offset by a decrease in consulting and professional services of $1.0 million.

General and administrative expenses

Total general and administrative expense increased by $1.0 million, or 14%, to $7.8 million for the three months ended March 31, 2023, from $6.9 million for the three months ended March 31, 2022. General and administrative expense increased primarily due to an increase in the employee related costs. Payroll related expenses increased by $0.5 million, other employee related expense increased by $0.5 million and depreciation expense increased by $0.3 million, this was partially offset by a decrease in the professional service costs by $0.3 million.

Selling and marketing expenses

Total selling and marketing expense increased by $1.0 million, or 58%, to $2.6 million for the three months ended March 31, 2023, from $1.6 million for the three months ended March 31, 2022. The increase in sales and marketing expense was primarily due to an increase in marketing related expense of $0.4 million, an increase in payroll expenses of $0.5 million driven by additional headcount and an increase in professional services of $0.1 million.

Interest income

Interest income increased by $1.8 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was due to an increase in the interest rate during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Other income, net

Other income decreased by $0.6 million for the three months ended March 31, 2023 primarily due to change in in the fair value of private placement warrant liability which was recorded as other income.

Liquidity and Capital Resources

Sources of Liquidity

Aeva’s capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support research and development efforts, investments in information technology systems, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. As of March 31, 2023, Aeva had cash and cash equivalents and marketable securities totaling $288.4 million.

Aeva expects its current cash and cash equivalents and marketable securities, to fund its near term cash needs but will be required to raise additional capital unless Aeva is able to generate sufficient revenue from the sale of its products to cover anticipated operating expense, working capital and capital expenditures. Any additional equity securities issued may provide for rights, preferences or privileges senior to those of holders of the Company’s common stock. If Aeva raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of common stockholders. The terms of debt securities or borrowings could impose significant restrictions on Aeva’s operations. Further, the current macroeconomic environment may make it difficult for us to raise capital on terms favorable to us or at all. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty and other risks detailed in Part I, Item 1A titled “Risk Factors” that could impact the availability and cost of equity and debt financing.

Aeva has incurred negative cash flows from operating activities and losses from operations in the past as reflected in its accumulated deficit of $345.4 million as of March 31, 2023. Aeva expects to continue to incur operating losses due to continued investments that it intends to make in its business, including development of products. Aeva believes that existing cash and cash equivalent and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(36,012)	$(26,538)
Cash provided by investing activities	419	22,040
Cash provided by financing activities	37	187
Net decrease in cash and cash equivalents	$(35,556)	$(4,311)

Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $36.0 million, attributable to a net loss of $35.2 million and a net change in net operating assets and liabilities of $7.9 million, partially offset by non-cash charges of $7.0 million. Non-cash charges primarily consisted of $6.0 million in stock-based compensation, $1.0 million in depreciation and amortization expense, $0.7 million in amortization of right of use assets, partially offset by $0.6 million in amortization of premium and accretion of discount on available for sale securities. The change in net operating assets and liabilities was primarily due to a $0.4 million decrease in accounts receivable, a $0.8 million decrease in other current assets due to timing of billing and cash collections, a $1.7 million decrease in accounts payable, a $5.2 million decrease in accrued liabilities, a $1.3 million decrease in accrued employee cost due to bonus payment and a $0.7 million decrease in lease liability, partially offset by a $0.1 million increase in inventory.

Investing Activities

For the three months ended March 31, 2023, net cash provided by used in investing activities was $0.4 million, attributable to maturity of available-for-sale investments of $56.2 million, partially offset by purchase of investments of $54.5 million and purchase of property, plant and equipment of $1.3 million.

Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was attributable to proceeds from stock option exercises.

Off-Balance Sheet Arrangements

As of March 31, 2023, Aeva has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

For the three months ended March 31, 2023 there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Note 1 of the notes to condensed consolidated financial statements included in this Form 10-Q.

Recent Accounting Pronouncements

See Note 1 to Aeva’s financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Aeva is exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. There has been no material change in our exposure to market risks from that discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2022 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2022 Form 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s stock, can be materially and adversely affected. There have been no material changes to the Company’s risk factors since the 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

None.

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

AEVA TECHNOLOGIES, INC.

Date: May 11, 2023	By:	/s/Soroush Salehian Dardashti
Soroush Salehian Dardashti
Chief Executive Officer

Date: May 11, 2023	By:	/s/ Saurabh Sinha
Saurabh Sinha
Chief Financial Officer