Form 10-Q
period 2023-06-30
Aeva Technologies, Inc.
filed 2023-08-10
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 222,725,890 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$34,677	$67,420
Marketable securities	226,533	256,392
Accounts receivable	868	2,887
Inventories	2,787	2,951
Other current assets	5,827	5,473
Total current assets	270,692	335,123
Operating lease right-of-use assets	5,904	7,402
Property, plant and equipment, net	11,188	9,720
Intangible assets, net	3,075	3,525
Other noncurrent assets	867	862
Total assets	$291,726	$356,632
Liabilities and stockholders' equity
Accounts payable	$6,000	$5,182
Accrued liabilities	2,325	9,063
Accrued employee costs	3,516	4,721
Lease liability, current portion	2,463	2,667
Other current liabilities	240	194
Total current liabilities	14,544	21,827
Lease liability, noncurrent portion	3,534	4,789
Warrant liability	62	90
Total liabilities	18,140	26,706
Commitments and contingencies (Note 12)
Convertible preferred stock $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 220,892 and 218,748 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	22	22
Additional paid-in capital	656,856	643,756
Accumulated other comprehensive loss	(1,896)	(3,585)
Accumulated deficit	(381,396)	(310,267)
Total stockholders' equity	273,586	329,926
Total liabilities and stockholders' equity	$291,726	$356,632

See accompanying notes to the unaudited condensed consolidated financial statements

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$743	$1,493	$1,891	$2,630
Cost of revenue	2,661	991	5,190	2,366
Gross profit (loss)	(1,918)	502	(3,299)	264
Operating expenses:
Research and development expenses	27,065	25,938	52,519	51,253
General and administrative expenses	7,713	8,677	15,546	15,549
Selling and marketing expenses	1,485	1,572	4,083	3,220
Total operating expenses	36,263	36,187	72,148	70,022
Operating loss	(38,181)	(35,685)	(75,447)	(69,758)
Interest income	2,225	586	4,289	869
Other income, net	1	128	29	761
Loss before income taxes	(35,955)	(34,971)	(71,129)	$(68,128)
Income tax provision	—	—	—	—
Net loss	$(35,955)	$(34,971)	$(71,129)	$(68,128)
Unrealized gain (loss) on available-for-sale securities	477	(950)	1,689	(3,405)
Total comprehensive loss	$(35,478)	$(35,921)	(69,440)	(71,533)
Net loss per share, basis and diluted	$(0.16)	$(0.16)	(0.32)	(0.31)
Weighted-average shares used in computing net loss per share, basic and diluted	220,521,255	216,886,078	220,077,009	216,454,032

See accompanying notes to the unaudited condensed consolidated financial statements

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	other comprehensive		Accumulated	Total stockholders'
	Shares	Amount	capital	loss		deficit	equity
Balance at December 31, 2022	218,748,423	$22	$643,756	$(3,585)		$(310,267)	$329,926
Share-based compensation	—	—	5,963	—		—	5,963
Issuance of common stock upon exercise of stock options	236,642	—	57	—		—	57
Issuance of common stock upon release of restricted stock units	1,077,527	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(12,497)	—	(20)	—		—	(20)
Unrealized gain on available-for-sale securities	—	—	—	1,212		—	1,212
Net loss	—	—	—	—		(35,174)	(35,174)
Balance as of March 31, 2023	220,050,095	$22	$649,756	$(2,373)	`	$(345,441)	$301,964
Share-based compensation	—	—	7,041	—		—	7,041
Issuance of common stock upon exercise of stock options	118,314	—	59	—		—	59
Issuance of common stock upon release of restricted stock units	723,472	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	—	—	—	—		—	—
Unrealized gain on available-for-sale securities	—	—	—	477		—	477
Net loss	—	—	—	—		(35,955)	(35,955)
Balance as of June 30, 2023	220,891,881	$22	$656,856	$(1,896)		$(381,396)	$273,586

See accompanying notes to the unaudited condensed consolidated financial statements

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	other comprehensive		Accumulated	Total stockholders'
	Shares	Amount	capital	loss		deficit	equity
Balance at December 31, 2021	214,997,014	$21	$619,841	$(524)		$(162,962)	$456,376
Share-based compensation	—	—	5,784	—		—	5,784
Issuance of common stock upon exercise of stock options	1,029,266	1	185	—		—	186
Issuance of common stock upon release of restricted stock units	671,621	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(53,553)	—	(244)	—		—	(244)
Issuance of common stock upon exercise of warrants	120	—	1	—		—	1
Unrealized loss on available-for-sale securities	—	—	—	(2,455)		—	(2,455)
Net loss	—	—	—	—		(33,157)	(33,157)
Balance as of March 31, 2022	216,644,468	$22	$625,567	$(2,979)	`	$(196,119)	$426,491
Share-based compensation	—	—	6,434	—		—	6,434
Issuance of common stock upon exercise of stock options	170,055	—	58	—		—	58
Issuance of common stock upon release of restricted stock units	458,399	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(60,516)	—	(174)	—		—	(174)
Unrealized loss on available-for-sale securities	—	—	—	(950)		—	(950)
Net loss	—	—	—	—		(34,971)	(34,971)
Balance as of June 30, 2022	217,212,406	$22	$631,885	$(3,929)		$(231,090)	$396,888

See accompanying notes to the unaudited condensed consolidated financial statements

AEVA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(71,129)	$(68,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,103	1,429
Impairment of inventories	102	842
Change in fair value of warrant liability	(28)	(787)
Stock-based compensation	13,004	12,218
Amortization of right-of-use assets	1,498	1,422
Realized loss on available-for-sale securities	—	29
Amortization of premium and accretion of discount on available-for-sale securities, net	(1,420)	636
Changes in operating assets and liabilities:
Accounts receivable	2,019	1,988
Inventories	61	(296)
Other current assets	(352)	(3,230)
Other noncurrent assets	(5)	(1)
Accounts payable	85	(359)
Accrued liabilities	(6,738)	(1,788)
Accrued employee costs	(1,205)	(30)
Lease liability	(1,459)	(1,404)
Other current liabilities	45	(512)
Net cash used in operating activities	(63,419)	(57,971)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,388)	(3,872)
Purchase of available-for-sale securities	(74,126)	(139,714)
Proceeds from maturities of available-for-sale securities	107,094	217,968
Net cash provided by investing activities	30,580	74,382
Cash flows from financing activities:
Payments of taxes withheld on net settled vesting of restricted stock units	(20)	(418)
Proceeds from exercise of warrants	—	1
Proceeds from exercise of stock options	116	244
Net cash (used in) provided by financing activities	96	(173)
Net (decrease) increase in cash and cash equivalents	(32,743)	16,238
Beginning cash and cash equivalents	67,420	66,810
Ending cash and cash equivalents	$34,677	$83,048
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash investing and financing activities:
Unpaid property, plant and equipment purchases	$812	$491

See accompanying notes to the unaudited condensed consolidated financial statements

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

The Company’s common stock and warrants are listed on the New York Stock Exchange stock market under the symbols “AEVA” and "AEVA.WS".

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

The Company has funded its operations primarily through the Business Combination and issuances of stock. As of June 30, 2023, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $261.2 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $381.4 million as of June 30, 2023. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

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

As of June 30, 2023, two customers accounted for 35% and 23% of the accounts receivable. As of December 31, 2022, one customer accounted for 66% of accounts receivable. As of June 30, 2023, three vendors accounted for 32%, 11% and 10% of the accounts payable. As of December 31, 2022, two vendors accounted for 10% each of the accounts payable.

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

Note 2. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the three months ended June 30, 2023 and 2022, based on the disaggregation criteria described above were as follows (in thousands):

	Three Months Ended June 30,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$288	39%	$1,410	94%
EMEA	157	21%	58	4%
APAC	298	40%	25	2%
Total	$743	100%	$1,493	100%

Revenue by timing of recognition:
Recognized at a point in time	$510	69%	$466	31%
Recognized over time	233	31%	1,027	69%
Total	$743	100%	$1,493	100%

Total revenue for the six months ended June 30, 2023 and 2022, based on the disaggregation criteria described above are as follows (in thousands):

	Six Months Ended June 30,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$1,019	54%	$2,521	96%
EMEA	401	21%	84	3%
APAC	471	25%	25	1%
Total	$1,891	100%	$2,630	100%

Revenue by timing of recognition:
Recognized at a point in time	$1,457	77%	$677	26%
Recognized over time	434	23%	1,953	74%
Total	$1,891	100%	$2,630	100%

The point in time revenue was primarily related to the product revenue and over time revenue was from non-recurring engineering services.

For the three months June 30, 2023, two customers accounted for 23% each of the Company’s revenue, respectively. For the three months ended June 30, 2022, two customers accounted for 45% and 24% of the Company’s revenue, respectively.

For the six months June 30, 2023, three customers accounted for 21%, 14% and 13% of the Company’s revenue, respectively. For the six months ended June 30, 2022, two customers accounted for 61% and 13% of the Company’s revenue, respectively.

Contract Assets and Contract Liabilities

As of June 30, 2023, and December 31, 2022, the Company had contract assets of $0.1 million and $0.2 million, respectively, recognized in other current assets. The Company had no contract liability, as of June 30, 2023 and December 31, 2022.

Note 3. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy:

	June 30, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$18,138	$—	$—	$18,138	$18,138	$—

Level 1
Money market funds	11,559	—	—	11,559	11,559	—

Level 2
U.S. agency securities	71,400	—	(975)	70,425	—	70,425
U.S. Treasury securities	10,475	1	(48)	10,428	4,980	5,448
Commercial paper	33,898	—	(58)	33,840	—	33,840
Corporate bonds	117,636	1	(817)	116,820	—	116,820
Subtotal	233,409	2	(1,898)	231,513	4,980	226,533
Total assets	$263,106	$2	$(1,898)	$261,210	$34,677	$226,533

Liabilities
Level 3
Warrant liabilities	$62	$—	$—	$62	$—	$—
Total liabilities	$62	$—	$—	$62	$—	$—

	December 31, 2022
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$17,980	$—	$17,980	$17,980	$—

Level 1
Money market funds	44,443	—	44,443	44,443	—

Level 2
U.S. agency securities	65,493	(1,518)	63,975	—	63,975
U.S. Treasury securities	14,953	(111)	14,842	—	14,842
Commercial paper	40,859	(100)	40,759	4,997	35,762
Corporate bonds	143,669	(1,856)	141,813	—	141,813
Subtotal	264,974	(3,585)	261,389	4,997	256,392
Total assets	$327,397	$(3,585)	$323,812	$67,420	$256,392

Liabilities
Level 3
Warrant liabilities	$90	$—	$90	$—	$—
Total liabilities	$90	$—	$90	$—	$—

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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousand):

	June 30, 2023	December 31, 2022
Fair value, beginning balance	$90	$1,060
Change in the fair value included in other income, net	(28)	(970)
Fair value, closing balance	$62	$90

The key inputs into the Black-Scholes option pricing model for the private warrants were as follows for the relevant periods:

	June 30, 2023	December 31, 2022
Expected term (years)	2.7	3.2
Expected volatility	91.6%	88.2%
Risk-free interest rate	4.49%	4.22%
Dividend yield	0%	0%
Exercise Price	$11.50	$11.50

Note 4. Acquisition of Intangible Assets

As of June 30, 2023, expected amortization expense relating to purchased intangible assets was as follows (in thousands):

Remainder of 2023	$450
2024	900
2025	900
2026	825
Total future amortization	$3,075

The Company recorded amortization expense related to the acquired intangible assets of $0.3 million each for the three months ended June 30, 2023 and June 30, 2022, respectively, and $0.5 million each for the six months ended June 30, 2023, and June 30, 2022, respectively.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$2,568	$2,743
Work-in-progress	69	42
Finished goods	150	166
Total inventories	$2,787	$2,951

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Computer equipment	$2,512	$2,363
Lab equipment	6,250	5,055
Leasehold improvements	3,000	2,961
Construction in progress	767	1,488
Testing equipment	1,104	692
Manufacturing equipment	3,832	1,831
Furniture, fixtures and other equipment	523	535
Total property, plant and equipment	$17,988	$14,925
Less: accumulated depreciation	(6,800)	(5,205)
Total property, plant and equipment, net	$11,188	$9,720

Depreciation related to property, plant, and equipment was $1.0 million and $0.6 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $1.7 million and $1.0 million for the six months ended June 30, 2023, and June 30, 2022, respectively.

Note 7. Other current assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid expenses	$3,028	$2,343
Contract assets	111	247
Vendor deposits	874	1,398
Other current assets	1,814	1,485
Total other current assets	$5,827	$5,473

Note 8. Capital Structure

As of June 30, 2023, the Company had authorized to issue up to 422,000,000 shares of common stock, each with a par value of $0.0001 per share.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, no shares of preferred stock were issued and outstanding.

Warrants

As of June 30, 2023, the Company had 12,074,880 public and 384,000 private warrants outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.

Note 9. Earnings (Loss) Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(35,955)	$(34,971)	(71,129)	(68,128)

Denominator:
Weighted average shares of common stock outstanding — Basic	220,521,255	216,886,078	220,077,009	216,454,032
Dilutive effect of potential common stock	—	—	—	—
Weighted average shares of common stock outstanding — Diluted	220,521,255	216,886,078	220,077,009	216,454,032
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.16)	$(0.16)	$(0.32)	$(0.31)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Common stock options issued and outstanding	12,990,613	12,787,299
Restricted stock units	25,933,335	6,829,309
Performance-based restricted stock units	9,558,823	—
Warrants	12,458,880	12,458,880
Total	60,941,651	32,075,488

Note 10. Stock-based Compensation

Stock Options

The Company maintains the 2016 Stock Incentive Plan and the 2021 Incentive Award Plan (the “Stock Plans”) under which incentive stock options, non-qualified stock options and restricted stock units (“RSU”) may be granted to employees. Under the Stock Plans, the Company has 12,383,596 shares available for issuance as of June 30, 2023.

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

A summary of the Company’s stock option activity, for six months ended June 30, 2023, was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	13,434,083	$0.67	6.77	$11,593
Granted	—	—	—	—
Exercised	(354,956)	0.33	—	—
Forfeited	(88,514)	0.33	—	—
Outstanding as of June 30, 2023	12,990,613	$0.68	5.98	$9,852
Vested and exercisable as of June 30, 2023	11,176,257	$0.51	6.00	$9,184
Vested and expected to vest as of June 30, 2023	12,990,613	$0.68	5.98	$9,852

There were no options granted during the six months ended June 30, 2023. As of June 30, 2023, the Company had $2.4 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units and Performance-based Restricted Stock Units (“PBRSU”)

The following table summarizes our RSU activity for the six months ended June 30, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	11,945,375	$5.22
Granted	17,972,694	1.33
Released	(1,800,999)	5.98
Forfeited	(2,183,735)	3.47
Outstanding as of June 30, 2023	25,933,335	$2.62

As of June 30, 2023, the Company had $56.6 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted-average period of 3.2 years. The above table excludes 9,558,823 PBRSUs granted to certain executive officers during six months ended June 30, 2023.

In May 2023, the Company granted a total of 5,882,353 PBRSUs to certain executives that vest on achieving certain operational milestones as defined in the individual grant agreements subject to continued employment through 2025. Stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. If satisfaction of the performance condition is not probable, stock-based compensation cost recognition is deferred until it becomes probable. The Company reassesses the probability as to whether satisfaction of the performance condition is probable on a quarterly basis, and stock-based compensation cost is adjusted based on the portion of the requisite service provided. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest or the performance period lapses. The weighted-average grant date PBRSU fair value of $1.02 per share is determined based upon the market closing price of the Company’s common stock on the date of grant. As of June 30, 2023, the total unrecognized compensation expense related to the performance-based PBRSUs was $3.8 million, which is expected to be amortized over a weighted-average period of 2.5 years.

In May 2023, the Company also granted a total of 3,676,470 market-based PBRSUs to certain executives that vest over a multi-year period, upon continue service and when the volume-weighted average price per share (“WVAP Average”) of the Company’s common stock for the preceding 30 consecutive trading days equals or exceeds the target stock price for the indicated year. The Company recognizes stock-based compensation based upon the grant date fair value on an accelerated attribution basis over the requisite service period of the award. Provided that the requisite service is rendered, the total fair value of the market-based PBRSUs at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the achievement of the specified market criteria. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest. The weighted-average grant date fair value of the market-based PBRSUs was $0.28 per share. The Company estimated the fair value of the market-based PBRSUs award on the grant date using the Monte Carlo simulation model with the following assumptions:

June 30, 2023
Expected term (years)	0.5 - 4.7
Expected volatility	70.9%
Risk-free interest rate	3.29%
Dividend yield	0%
Share price	$1.02

As of June 30, 2023, the total unrecognized compensation expense related to the market-based PBRSUs was $1.0 million, which is expected to be amortized over a weighted-average period of 3.8 years.

Employee Stock Purchase Plan

In November 2022, the Board and the Company’s stockholders adopted the 2022 Employee Stock Purchase Plan (“ESPP”) under which 12,769,233 shares were authorized for issuance. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deduction with up to 15% of their pre-tax earnings subject to certain Internal Revenue Code limitations. The purchase price of shares is 85% of the lower of the fair market value of the Company’s common stock on the first day of a six-month offering period, or the relevant purchase date. In addition, participants are subject to $25,000 annual purchase restriction. No ESPP shares were purchased during period ended June 30, 2023.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$367	$206	$697	$342
Research and development expenses	5,213	4,652	9,623	8,975
General and administrative expenses	1,216	1,275	2,335	2,504
Sales and marketing expenses	245	301	349	397
Total	$7,041	$6,434	$13,004	$12,218

Note 11. Income Taxes

Components of Income (Loss) Before Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousand):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Domestic	$(35,955)	$(34,971)	$(71,129)	$(68,128)
Foreign	—	—
Loss before income taxes	$(35,955)	$(34,971)	$(71,129)	$(68,128)

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the six months ended June 30, 2023 and 2022, the Company recognized no provision for income taxes.

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

Note 12. Commitments and Contingencies

Leases

The weighted-average remaining lease terms were 2.4 years and 2.8 years as of June 30, 2023 and December 31, 2022, respectively. The weighted-average discount rates were 5.25% as of June 30, 2023 and December 31, 2022, respectively. Operating lease cost for three months ended June 30, 2023, and 2022, was $0.8 million and $0.8 million, respectively. Operating lease cost for six months ended June 30, 2023, and 2022, was $1.8 million and $1.7 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2023 (in thousands):

Operating Leases
Remainder of 2023	$1,348
2024	2,748
2025	1,969
2026	290
Total minimum lease payments	6,355
Less: imputed interest	(358)
Total lease liability	$5,997

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

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region (in thousand):

	June 30,	December 31,
	2023	2022
North America	$9,676	$8,236
Asia	1,469	1,379
EMEA	43	105
Total	$11,188	$9,720

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023, and 2022

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this quarterly statement. The following table sets forth Aeva’s results of operations data for the periods presented:

	Three Months Ended June 30,
	2023	2022	Change $	Change %
	(in thousands, except percentages)
Revenue	$743	$1,493	(750)	(50)%
Cost of revenue	2,661	991	1,670	169%
Gross loss	(1,918)	502	(2,420)	(482)%
Operating expenses:
Research and development expenses	27,065	25,938	1,127	4%
General and administrative expenses	7,713	8,677	(964)	(11)%
Selling and marketing expenses	1,485	1,572	(87)	(6)%
Total operating expenses	36,263	36,187	76	0%
Loss from operations	(38,181)	(35,685)	(2,496)	7%
Interest income	2,225	586	1,639	280%
Other income, net	1	128	(127)	(99)%
Net loss before taxes	(35,955)	(34,971)	(984)	3%
Income tax provision	—	—	-
Net loss	$(35,955)	$(34,971)	(984)	3%

Revenue

Revenue decreased by $0.8 million or 50% during the three months year ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was primarily due to a decrease in the activity related to non-recurring engineering services, which is dependent upon the timing of the work performed for our customers.

Cost of revenue

Cost of revenue increased by $1.7 million or 169%, during the three months ended June 30, 2023, from the three months ended June 30, 2022. The increase was primarily due to an increase in manufacturing overhead costs due to scaling of third-party contract manufacturing, this was partially offset by a decrease in cost of revenue related to the non-recurring services revenue.

Operating expenses

Research and development expenses

Research and development expenses increased by $1.1 million, or 4%, to $27.1 million for the three months ended June 30, 2023, from $25.9 million for the three months ended June 30, 2022. Research and development expenses increased primarily due to an increase of in payroll cost, primarily resulting from continued expansion for product development. Payroll expense increased by $0.9 million, research and development material cost increased by $1.5 million, stock based compensation expense increased by $0.6 million and depreciation expense increased by $0.1 million. This was partially offset by a decrease in consulting and professional services by $1.4 million, third party service cost decreased by $0.3 million, lab supplies decreased by $0.2 million and travel cost decreased by $0.1 million.

General and administrative expenses

General and administrative expense decreased by $1.0 million, or 11%, to $7.7 million for the three months ended June 30, 2023, from $8.7 million for the three months ended June 30, 2022. General and administrative expense decreased primarily due to a decrease in the employee related costs. Payroll related expenses decreased by $1.3 million, insurance expense decreased by $0.5 million and other office expense decreased by $0.1 million; this was partially offset by an increase in legal and professional service costs by $0.9 million.

Selling and marketing expenses

Selling and marketing expense decreased by $0.1 million, or 6%, to $1.5 million for the three months ended June 30, 2023, from $1.6 million for the three months ended June 30, 2022. The decrease was primarily due to a decrease in marketing related expense.

Interest income

Interest income increased by $1.6 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was due to an increase in the interest rate during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Other income, net

Other income decreased by $0.1 million for the three months ended June 30, 2023 primarily due to change in in the fair value of private placement warrant liability.

Results of Operations

Comparison of the Six Months Ended June 30, 2023, and 2022

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this quarterly statement. The following table sets forth Aeva’s results of operations data for the periods presented:

	Six Months Ended June 30,
	2023	2022	Change $	Change %
	(in thousands, except percentages)
Revenue	$1,891	$2,630	(739)	(28)%
Cost of revenue	$5,190	2,366	2,824	119%
Gross loss	(3,299)	264	(3,563)	(1350)%
Operating expenses:
Research and development	52,519	51,253	1,266	2%
General and administrative expenses	15,546	15,549	(3)	(0)%
Selling and marketing expenses	4,083	3,220	863	27%
Total operating expenses	72,148	70,022	2,126	3%
Loss from operations	(75,447)	(69,758)	(5,689)	8%
Interest income	4,289	869	3,420	394%
Other income, net	29	761	(732)	(96)%
Net loss before taxes	(71,129)	(68,128)	(3,001)	4%
Income tax provision	—	—	—
Net loss	$(71,129)	$(68,128)	$(3,001)	4%

Revenue

Revenue decreased by $0.7 million, or 28% during the six months year ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily due to a decrease in the activity related to non-recurring engineering services, which is dependent upon the timing of the work performed for our customers; this was partially offset by an increase in the sale of prototype units sold in 2023 as compared to 2022.

Cost of revenue

Cost of revenue increased by $2.8 million, or 119%, during the six months ended June 30, 2023, from the six months ended June 30, 2022. The increase was primarily due to an increase in manufacturing overhead costs due to scaling of third-party contract manufacturing and an increase in the sale of the prototype units sold in 2023 as compared to 2022. This was partially offset by a decrease cost of revenue related to the non-recurring services revenue.

Operating expenses

Research and development expenses

Research and development expenses increased by $1.3 million, or 2%, to $52.5 million for the six months ended June 30, 2023, from $51.3 million for the six months ended June 30, 2022. Research and development expenses increased primarily due to an increase of in payroll cost, primarily resulting from continued expansion for product development. Payroll related expense increased by $2.8 million, material costs increased by $1.7 million, and stock-based compensation expense increased by $0.7 million. This was partially offset by a decrease in consulting and professional services by $2.3 million and other service expense by $1.6 million.

General and administrative expenses

General and administrative expense remained the same for the six months ended June 30, 2023 and June 30, 2022. Payroll related expenses decreased by $1.0 million, insurance expense decreased by $0.5 and recruiting cost decreased by $0.2 million; this was partially offset by increases in legal expense of $0.4 million, other employee related costs by $0.4 million, subscription expense by $0.3 million, depreciation expense by $0.3 million, property tax expense by $0.1 million, travel expense by $0.1 million and professional fees by $0.1 million.

Selling and marketing expenses

Selling and marketing expense increased by $0.9 million, or 27%, to $4.1 million for the six months ended June 30, 2023, from $3.2 million for the six months ended June 30, 2022. The increase was primarily due to an increase in marketing-related expense of $0.9 million.

Interest income

Interest income increased by $3.4 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was due to an increase in the interest rate during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Other income, net

Other income decreased by $0.7 million for the six months ended June 30, 2023, primarily due to change in in the fair value of private placement warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

Aeva’s capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support research and development efforts, investments in information technology systems, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. As of June 30, 2023, Aeva had cash and cash equivalents and marketable securities totaling $261.2 million.

Aeva expects its current cash and cash equivalents and marketable securities to fund its near term cash needs, but will be required to raise additional capital unless Aeva is able to generate sufficient revenue from the sale of its products to cover anticipated operating expense, working capital and capital expenditures. Any additional equity securities issued may provide for rights, preferences or privileges senior to those of holders of the Company’s common stock. If Aeva raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of common stockholders. The terms of debt securities or borrowings could impose significant restrictions on Aeva’s operations. Further, the current macroeconomic environment may make it difficult for us to raise capital on terms favorable to us or at all. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty and other risks detailed in Part I, Item 1A titled “Risk Factors” that could impact the availability and cost of equity and debt financing.

Aeva has incurred negative cash flows from operating activities and losses from operations in the past as reflected in its accumulated deficit of $381.4 million as of June 30, 2023. Aeva expects to continue to incur operating losses due to continued investments that it intends to make in its business, including development of products. Aeva believes that existing cash and cash equivalent and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(63,419)	$(57,971)
Cash provided by investing activities	30,580	74,382
Cash provided by (used in) financing activities	96	(173)
Net increase (decrease) in cash and cash equivalents	$(32,743)	$16,238

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $63.4 million, attributable to a net loss of $71.1 million and a net change in net operating assets and liabilities of $7.5 million, partially offset by non-cash charges of $15.3 million. Non-cash charges primarily consisted of $13.0 million in stock-based compensation, $2.1 million in depreciation and amortization expense, $1.5 million in amortization of right of use assets and $0.1 million in inventory reserves, partially offset by $1.4 million in amortization of premium and accretion of discount on available for sale securities. The change in net operating assets and liabilities was primarily due to a $2.0 million decrease in accounts receivable due to timing of billing and cash collections, a $0.4 million decrease in other current assets, a $6.7 million decrease in accrued liabilities, a $1.2 million decrease in accrued employee cost due to bonus payment and a $1.5 million decrease in lease liability.

Investing Activities

For the six months ended June 30, 2023, net cash provided by used in investing activities was $30.6 million, attributable to maturity of available-for-sale investments of $107.1 million, partially offset by purchase of investments of $74.1 million and purchase of property, plant and equipment of $2.4 million.

Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was attributable to proceeds from stock option exercises.

Off-Balance Sheet Arrangements

As of June 30, 2023, Aeva has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

For the six months ended June 30, 2023 there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Note 1 of the notes to condensed consolidated financial statements included in this Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

3.2	Amended and Restated By-laws of Aeva Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).
10.1*	Aeva Technologies, Inc. Performance-Based Restricted Stock Unit Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

AEVA TECHNOLOGIES, INC.

Date: August 9, 2023	By:	/s/Soroush Salehian Dardashti
Soroush Salehian Dardashti
Chief Executive Officer

Date: August 9, 2023	By:	/s/ Saurabh Sinha
Saurabh Sinha
Chief Financial Officer