Form 10-Q
period 2023-09-30
Aeva Technologies, Inc.
filed 2023-11-14
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 223,445,507 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$40,550	$67,420
Marketable securities	193,141	256,392
Accounts receivable	769	2,887
Inventories	2,692	2,951
Other current assets	5,620	5,473
Total current assets	242,772	335,123
Operating lease right-of-use assets	7,770	7,402
Property, plant and equipment, net	11,199	9,720
Intangible assets, net	2,850	3,525
Other noncurrent assets	1,067	862
Total assets	$265,658	$356,632
Liabilities and stockholders' equity
Accounts payable	$3,306	$5,182
Accrued liabilities	2,772	9,063
Accrued employee costs	4,860	4,721
Lease liability, current portion	3,347	2,667
Other current liabilities	444	194
Total current liabilities	14,729	21,827
Lease liability, noncurrent portion	4,501	4,789
Warrant liability	22	90
Total liabilities	19,252	26,706
Commitments and contingencies (Note 12)
Convertible preferred stock $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 223,167 and 218,748 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	22	22
Additional paid-in capital	661,999	643,756
Accumulated other comprehensive loss	(981)	(3,585)
Accumulated deficit	(414,634)	(310,267)
Total stockholders' equity	246,406	329,926
Total liabilities and stockholders' equity	$265,658	$356,632

See accompanying notes to the unaudited condensed consolidated financial statements

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$810	$1,374	$2,701	$4,004
Cost of revenue	2,525	2,765	7,715	5,131
Gross loss	(1,715)	(1,391)	(5,014)	(1,127)
Operating expenses:
Research and development expenses	23,787	26,123	76,306	77,376
General and administrative expenses	8,474	8,093	24,020	23,642
Selling and marketing expenses	1,520	2,195	5,603	5,415
Total operating expenses	33,781	36,411	105,929	106,433
Operating loss	(35,496)	(37,802)	(110,943)	(107,560)
Interest income	2,219	1,164	6,508	2,033
Other income, net	39	135	68	896
Loss before income taxes	$(33,238)	$(36,503)	$(104,367)	$(104,631)
Income tax provision	—	—	—	—
Net loss	$(33,238)	$(36,503)	$(104,367)	$(104,631)
Unrealized gain (loss) on available-for-sale securities	915	(752)	2,604	(4,157)
Total comprehensive loss	$(32,323)	$(37,255)	$(101,763)	$(108,788)
Net loss per share, basis and diluted	$(0.15)	$(0.17)	(0.47)	(0.48)
Weighted-average shares used in computing net loss per share, basic and diluted	222,825,819	217,888,470	221,003,348	216,937,433

See accompanying notes to the unaudited condensed consolidated financial statements

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	other comprehensive		Accumulated	Total stockholders'
	Shares	Amount	capital	loss		deficit	equity
Balance at December 31, 2022	218,748,423	$22	$643,756	$(3,585)		$(310,267)	$329,926
Share-based compensation	—	—	5,963	—		—	5,963
Issuance of common stock upon exercise of stock options	236,642	—	57	—		—	57
Issuance of common stock upon release of restricted stock units	1,077,527	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(12,497)	—	(19)	—		—	(19)
Unrealized gain on available-for-sale securities	—	—	—	1,212		—	1,212
Net loss	—	—	—	—		(35,174)	(35,174)
Balance as of March 31, 2023	220,050,095	$22	$649,757	$(2,373)	`	$(345,441)	$301,965
Share-based compensation	—	—	7,041	—		—	7,041
Issuance of common stock upon exercise of stock options	118,314	—	59	—		—	59
Issuance of common stock upon release of restricted stock units	723,472	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	—	—	—	—		—	—
Unrealized gain on available-for-sale securities	—	—	—	477		—	477
Net loss	—	—	—	—		(35,955)	(35,955)
Balance as of June 30, 2023	220,891,881	$22	$656,857	$(1,896)		$(381,396)	$273,587
Share-based compensation			5,149				5,149
Issuance of common stock upon exercise of stock options	103,609	—	36	—		—	36
Issuance of common stock upon release of restricted stock units	2,227,418	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(55,793)	—	(43)				(43)
Unrealized gain on available-for-sale securities				915			915
Net loss	—	—	—	—		(33,238)	(33,238)
Balance as of September 30, 2023	223,167,115	$22	$661,999	$(981)		$(414,634)	$246,406

See accompanying notes to the unaudited condensed consolidated financial statements

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	other comprehensive		Accumulated	Total stockholders'
	Shares	Amount	capital	loss		deficit	equity
Balance at December 31, 2021	214,997,014	$21	$619,841	$(524)		$(162,962)	$456,376
Share-based compensation	—	—	5,784	—		—	5,784
Issuance of common stock upon exercise of stock options	1,029,266	1	185	—		—	186
Issuance of common stock upon release of restricted stock units	671,621	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(53,553)	—	(244)	—		—	(244)
Issuance of common stock upon exercise of warrants	120	—	1	—		—	1
Unrealized loss on available-for-sale securities	—	—	—	(2,455)		—	(2,455)
Net loss	—	—	—	—		(33,157)	(33,157)
Balance as of March 31, 2022	216,644,468	$22	$625,567	$(2,979)	`	$(196,119)	$426,491
Share-based compensation	—	—	6,434	—		—	6,434
Issuance of common stock upon exercise of stock options	170,055	—	58	—		—	58
Issuance of common stock upon release of restricted stock units	458,399	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(60,516)	—	(174)	—		—	(174)
Unrealized loss on available-for-sale securities	—	—	—	(950)		—	(950)
Net loss	—	—	—	—		(34,971)	(34,971)
Balance as of June 30, 2022	217,212,406	$22	$631,885	$(3,929)		$(231,090)	$396,888
Share-based compensation	—	—	6,140	—		—	6,140
Issuance of common stock upon exercise of stock options	131,110	—	57	—		—	57
Issuance of common stock upon release of restricted stock units	929,585	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(120,483)	—	(302)	—		—	(302)
Unrealized loss on available-for-sale securities	—	—	—	(752)		—	(752)
Net loss	—	—	—	—		(36,503)	(36,503)
Balance as of September 30, 2022	218,152,618	$22	$637,780	$(4,681)		$(267,593)	$365,528

See accompanying notes to the unaudited condensed consolidated financial statements

AEVA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(104,367)	$(104,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,145	2,305
Inventory reserve	170	1,363
Change in fair value of warrant liability	(68)	(922)
Stock-based compensation	18,153	18,358
Amortization of right-of-use assets	2,278	2,147
Realized loss on available-for-sale securities	—	29
Amortization of premium and accretion of discount on available-for-sale securities, net	(2,102)	641
Changes in operating assets and liabilities:
Accounts receivable	2,118	(1,046)
Inventories	89	(580)
Other current assets	(147)	(615)
Other noncurrent assets	(204)	(4)
Accounts payable	(2,402)	1,751
Accrued liabilities	(6,291)	(456)
Accrued employee costs	139	1,283
Lease liability	(2,253)	(2,133)
Other current liabilities	250	(583)
Net cash used in operating activities	(91,492)	(83,093)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,423)	(5,967)
Purchase of available-for-sale securities	(97,642)	(143,730)
Proceeds from maturities of available-for-sale securities	165,597	284,176
Net cash provided by investing activities	64,532	134,479
Cash flows from financing activities:
Payments of taxes withheld on net settled vesting of restricted stock units	(62)	(613)
Proceeds from exercise of warrants	—	1
Proceeds from exercise of stock options	152	301
Net cash (used in) provided by financing activities	90	(311)
Net (decrease) increase in cash and cash equivalents	(26,870)	51,075
Beginning cash and cash equivalents	67,420	66,810
Ending cash and cash equivalents	$40,550	$117,885
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$604	$(97)
Taxes withheld on net settled vesting of restricted stock units	$-	$107
Right-of-use asset obtained in exchange for lease liability	$2,646	$-

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

Principles of Consolidation and Liquidity

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has funded its operations primarily through the Business Combination and issuances of stock. As of September 30, 2023, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $233.7 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $414.6 million as of September 30, 2023. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

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

The Company’s accounts receivable are derived from customers located in the United States, APAC, and Europe. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions and requires customer advance payments in certain circumstances.

As of September 30, 2023, three customers accounted for 26%, 25% and 12% of the accounts receivable, respectively. As of December 31, 2022, one customer accounted for 66% of accounts receivable. As of September 30, 2023, two vendors accounted for 21% and 10% of the accounts payable, respectively. As of December 31, 2022, two vendors accounted for 10% each of the accounts payable.

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

Note 2. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the three months ended September 30, 2023 and 2022, based on the disaggregation criteria described above were as follows (in thousands):

	Three Months Ended September 30,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$445	55%	$1,119	81%
EMEA	168	21%	233	17%
APAC	197	24%	22	2%
Total	$810	100%	$1,374	100%

Revenue by timing of recognition:
Recognized at a point in time	$810	100%	$625	45%
Recognized over time	—	0%	749	55%
Total	$810	100%	$1,374	100%

Total revenue for the nine months ended September 30, 2023 and 2022, based on the disaggregation criteria described above are as follows (in thousands):

	Nine Months Ended September 30,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$1,464	54%	$3,640	91%
EMEA	569	21%	317	8%
APAC	668	25%	47	1%
Total	$2,701	100%	$4,004	100%

Revenue by timing of recognition:
Recognized at a point in time	$2,267	84%	$1,302	33%
Recognized over time	434	16%	2,702	67%
Total	$2,701	100%	$4,004	100%

For the three months ended September 30, 2023, two customers accounted for 40% and 11%of the Company’s revenue, respectively. For the three months ended September 30, 2022, one customer accounted for 55% of the Company’s revenue.

For the nine months ended September 30, 2023, two customers accounted for 27% and 13% of the Company’s revenue, respectively. For the nine months ended September 30, 2022, two customers accounted for 40% and 27% of the Company’s revenue, respectively.

Contract Assets and Contract Liabilities

As of September 30, 2023, and December 31, 2022, the Company had contract assets of $0.1 million and $0.2 million, respectively, recognized in other current assets. The Company had no contract liability as of September 30, 2023 and December 31, 2022.

Note 3. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy:

	September 30, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)

Assets
Cash	$19,976	$—	$—	$19,976	$19,976	$—

Level 1
Money market funds	11,123	—	—	11,123	11,123	—

Level 2
U.S. agency securities	70,918	—	(499)	70,419	—	70,419
U.S. Treasury securities	3,491	—	(24)	3,467	1,991	1,476
Commercial paper	38,794	—	(40)	38,754	7,460	31,294
Corporate bonds	90,370	—	(418)	89,952	—	89,952
Subtotal	203,573	—	(981)	202,592	9,451	193,141
Total assets	$234,672	$-	$(981)	$233,691	$40,550	$193,141

Liabilities
Level 3
Warrant liabilities	$22	$—	$—	$22	$—	$—
Total liabilities	$22	$—	$—	$22	$—	$—

	December 31, 2022
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$17,980	$—	$17,980	$17,980	$—

Level 1
Money market funds	44,443	—	44,443	44,443	—

Level 2
U.S. agency securities	65,493	(1,518)	63,975	—	63,975
U.S. Treasury securities	14,953	(111)	14,842	—	14,842
Commercial paper	40,859	(100)	40,759	4,997	35,762
Corporate bonds	143,669	(1,856)	141,813	—	141,813
Subtotal	264,974	(3,585)	261,389	4,997	256,392
Total assets	$327,397	$(3,585)	$323,812	$67,420	$256,392

Liabilities
Level 3
Warrant liabilities	$90	$—	$90	$—	$—
Total liabilities	$90	$—	$90	$—	$—

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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousand):

	September 30, 2023	December 31, 2022
Fair value, beginning balance	$90	$1,060
Change in the fair value included in other income, net	(68)	(970)
Fair value, closing balance	$22	$90

The key inputs into the Black-Scholes option pricing model for the private warrants were as follows for the relevant periods:

	September 30, 2023	December 31, 2022
Expected term (years)	2.4	3.2
Expected volatility	95.3%	88.2%
Risk-free interest rate	4.92%	4.22%
Dividend yield	0%	0%
Exercise Price	$11.50	$11.50

Note 4. Acquisition of Intangible Assets

As of September 30, 2023, expected amortization expense relating to purchased intangible assets was as follows (in thousands):

Remainder of 2023	$225
2024	900
2025	900
2026	825
Total future amortization	$2,850

The Company recorded amortization expense related to the acquired intangible assets of $0.2 million each for the three months ended September 30, 2023 and September 30, 2022, respectively, and $0.7 million each for the nine months ended September 30, 2023, and September 30, 2022, respectively.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$2,357	$2,743
Work-in-progress	59	42
Finished goods	275	166
Total inventories	$2,692	$2,951

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Computer equipment	$2,443	$2,363
Lab equipment	6,388	5,055
Leasehold improvements	3,030	2,961
Construction in progress	1,083	1,488
Testing equipment	1,268	692
Manufacturing equipment	4,025	1,831
Furniture, fixtures and other equipment	567	535
Total property, plant and equipment	$18,804	$14,925
Less: accumulated depreciation	(7,605)	(5,205)
Total property, plant and equipment, net	$11,199	$9,720

Depreciation related to property, plant, and equipment was $0.8 million and $0.6 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $2.5 million and $1.6 million for the nine months ended September 30, 2023, and September 30, 2022, respectively.

Note 7. Other current assets

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid expenses	$2,899	$2,343
Contract assets	111	247
Vendor deposits	806	1,398
Other current assets	1,804	1,485
Total other current assets	$5,620	$5,473

Note 8. Capital Structure

As of September 30, 2023, the Company was authorized to issue up to 422,000,000 shares of common stock, each with a par value of $0.0001 per share.

Preferred Stock

As of September 20, 2023, the Company was authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, no shares of preferred stock were issued and outstanding.

Warrants

As of September 30, 2023, the Company had 12,074,880 public and 384,000 private warrants outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.

Note 9. Earnings (Loss) Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(33,238)	$(36,503)	$(104,367)	$(104,631)

Denominator:
Weighted average shares of common stock outstanding — Basic	222,825,819	217,888,470	221,003,348	216,937,433
Dilutive effect of potential common stock	—	—	—	—
Weighted average shares of common stock outstanding — Diluted	222,825,819	217,888,470	221,003,348	216,937,433
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.15)	$(0.17)	$(0.47)	$(0.48)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
Common stock options issued and outstanding	12,497,254	13,686,976
Restricted stock units	26,144,366	10,798,551
Performance-based restricted stock units	9,558,823	—
Warrants	12,458,876	—
Total	60,659,319	24,485,527

Note 10. Stock-based Compensation

Stock Options

The Company maintains the 2016 Stock Incentive Plan and the 2021 Incentive Award Plan (the “Stock Plans”) under which incentive stock options, non-qualified stock options and restricted stock units (“RSU”) may be granted to employees. Under the Stock Plans, the Company has 10,334,897 shares available for issuance as of September 30, 2023.

Under the terms of the Stock Plans, incentive stock options must have an exercise price at or above the fair market value of the stock on the date of the grant, while non-qualified stock options are permitted to be granted below fair market value of the stock on the date of grant. The majority of stock options granted have service-based vesting conditions only. The service-based vesting conditions vary, typically stock options vest over four years with 25% of stock options vesting on the first anniversary of the grant and the remaining 75% vesting monthly over the remaining 36 months. Option holders have a ten-year period to exercise the options before they expire.

A summary of the Company’s stock option activity, for nine months ended September 30, 2023, was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	13,434,083	$0.67	6.77	$11,593
Granted	—	—	—	—
Exercised	(458,565)	0.33	—	—
Forfeited	(418,700)	2.99	—	—
Expired	(59,564)	0.26	—	—
Outstanding as of September 30, 2023	12,497,254	$0.60	5.82	$4,151
Vested and exercisable as of September 30, 2023	11,528,748	$0.52	5.69	$4,034
Vested and expected to vest as of September 30, 2023	12,497,254	$0.60	5.82	$4,151

There were no options granted during the nine months ended September 30, 2023. As of September 30, 2023, the Company had $1.2 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Units and Performance-based Restricted Stock Units (“PBRSU”)

The following table summarizes our RSU activity for the nine months ended September 30, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	11,945,375	$5.22
Granted	23,022,625	1.28
Released	(4,028,417)	4.36
Forfeited	(4,795,217)	3.80
Outstanding as of September 30, 2023	26,144,366	$2.15

As of September 30, 2023, the Company had $47.7 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted-average period of 3.1 years. The above table excludes 9,558,823 PBRSUs granted to certain executive officers during nine months ended September 30, 2023.

In May 2023, the Company granted a total of 5,882,353 PBRSUs to certain executives that vest on achieving certain operational milestones as defined in the individual grant agreements subject to continued employment through 2025. Stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. If satisfaction of the performance condition is not probable, stock-based compensation cost recognition is deferred until it becomes probable. The Company reassesses the probability as to whether satisfaction of the performance condition is probable on a quarterly basis, and stock-based compensation cost is adjusted based on the portion of the requisite service provided. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest or the performance period lapses. The weighted-average grant date PBRSU fair value of $1.02 per share is determined based upon the market closing price of the Company’s common stock on the date of grant. As of September 30, 2023, the total unrecognized compensation expense related to the performance-based PBRSUs was $3.4 million, which is expected to be amortized over a weighted-average period of 2.2 years.

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

September 30, 2023
Expected term (years)	0.5 - 4.7
Expected volatility	70.9%
Risk-free interest rate	3.29%
Dividend yield	0%
Share price	$1.02

As of September 30, 2023, the total unrecognized compensation expense related to the market-based PBRSUs was $0.9 million, which is expected to be amortized over a weighted-average period of 3.5 years.

Employee Stock Purchase Plan

In November 2022, the Board and the Company’s stockholders adopted the 2022 Employee Stock Purchase Plan (“ESPP”) under which 12,769,233 shares were authorized for issuance. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deduction with up to 15% of their pre-tax earnings subject to certain Internal Revenue Code limitations. The purchase price of shares is 85% of the lower of the fair market value of the Company’s common stock on the first day of a six-month offering period, or the relevant purchase date. In addition, participants are subject to $25,000 annual purchase restriction. No ESPP shares were purchased during the three and nine months ended September 30, 2023.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$161	$396	$858	$738
Research and development expenses	3,094	4,177	12,717	13,152
General and administrative expenses	1,654	1,263	3,989	3,767
Sales and marketing expenses	240	304	589	701
Total	$5,149	$6,140	$18,153	$18,358

Note 11. Income Taxes

Components of Income (Loss) Before Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Domestic	$(33,238)	$(36,503)	$(104,367)	$(104,631)
Foreign	—	—	—	—
Loss before income taxes	$(33,238)	$(36,503)	$(104,367)	$(104,631)

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the nine months ended September 30, 2023 and 2022, the Company recognized no provision for income taxes.

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

Note 12. Commitments and Contingencies

Leases

The weighted-average remaining lease terms were 2.4 years and 2.8 years as of September 30, 2023 and December 31, 2022, respectively. The weighted-average discount rates were 6.27% and 5.25% as of September 30, 2023 and December 31, 2022, respectively. Operating lease cost for three months ended September 30, 2023 and 2022, was $0.9 million and $0.8 million, respectively. Operating lease cost for nine months ended September 30, 2023 and 2022, was $2.7 million and $2.5 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2023 (in thousands):

Operating Leases
Remainder of 2023	$921
2024	3,757
2025	3,008
2026	728
Total minimum lease payments	8,414
Less: imputed interest	(566)
Total lease liability	$7,848

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

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region (in thousands):

	September 30,	December 31,
	2023	2022
North America	$9,526	$8,236
APAC	1,641	1,379
EMEA	32	105
Total	$11,199	$9,720

Note 14. Subsequent Events

Common Stock Financing

On November 8, 2023, the Company entered into Subscription Agreements (the “Subscription Agreements”) providing for the purchase of an aggregate of 36,802,299 shares (the “PIPE Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at a price of $0.58 per PIPE Share (the “Purchase Price”) for an aggregate Purchase Price of $21.4 million (the “Private Placement”). Pursuant to the Subscription Agreements, entities affiliated with Sylebra Capital Limited (“Sylebra”) agreed to purchase 24,795,027 shares of Common Stock for a total purchase price of $14.4 million and Adage Capital Management ("Adage") agreed to purchase 12,007,272 shares of common stock for a total purchase price of $7 million. The closing of the Private Placement occurred on November 9, 2023. The Subscription Agreements include customary representations, warranties and covenants of the parties as well as customary registration rights. The Company expects to use the proceeds from the Private Placement for working capital and general corporate purposes.

Standby Equity Purchase Agreement

On November 8, 2023, the Company entered into a Standby Equity Purchase Agreement (the “Facility Agreement”) with entities affiliated with Sylebra. Pursuant to the Facility Agreement, the Company will have the right, but not the obligation, to sell to Sylebra up to $125,000,000 of its shares of preferred stock, subject to satisfaction of certain conditions, by November 8, 2026. Each sale the Company requests under the Facility Agreement (each, an “Advance” and collectively, the “Advances”) may be for a number of shares of preferred stock with an aggregate value of at least $25,000,000 but not more than $50,000,000 (except with Sylebra’s consent).

When and if issued, the preferred stock will be issued at a price per share of $10,000. Holders of the preferred stock will be entitled to a quarterly dividend at the rate of 7.0% per annum payable in cash or in kind at the option of the Company. The preferred stock will have an initial liquidation preference of $12,000 per share, plus accrued dividends. The preferred stock will have no voting rights as a class or series except in such instances as required by Delaware law or certain matters enumerated in the facility agreement related to the protection of the preferred stock.

The preferred stock will be convertible at the option of the holders into the number of shares of Common Stock equal to $10,000 divided by the then-applicable conversion price. At any time after the two year anniversary of any issuance of any series of preferred stock, the Company will have the option to convert all (but not less than all) of any series of then-outstanding preferred stock by paying a make-whole payment, in either stock or cash, equal to three years of dividends, provided that the closing price of the Common Stock exceeds 250% of the then-applicable conversion price for at least 20 out of 30 consecutive trading days prior to the date of conversion. To the extent, if any, a conversion would result any the holder thereof becoming the beneficial owner of more than 19.9% of the Company’s outstanding Common Stock, the Company will issue the Investor Pre-Funded Warrant in the form attached to the Facility Agreement. The preferred stock will be subject to customary pre-emptive rights.

The Company’s right to request Advances is conditioned upon the Company achieving a minimum of one new passenger auto-OEM or commercial OEM program award with at least a 50,000 unit volume, the trading price of the Common Stock being below $3.00 at the time of the

Advance request and other customary conditions. Prior to any Advance, the Company will assess its capital needs and other factors, including the impact of an Advance on the Company’s outstanding executive pledge arrangements.

In relation to this financing, the Company has agreed to pay Sylebra a facility fee of $2,500,000, an origination fee in the amount of $625,000, an administrative fee in the amount of $312,500 and reasonable fees and expenses of Sylebra in an amount not to exceed $350,000. In addition, upon receipt of stockholder approval, the Company will issue to Sylebra the Series A Warrant to purchase 15,000,000 shares of Common Stock at an exercise price of $1.00.

Registration Rights Agreement

The Company has entered into a Registration Rights Agreement that provides for certain customary registration rights with respect to shares of the preferred stock, the Series A Warrant, the Pre-Funded Warrant and the shares of the Common Stock issued upon any future conversion thereof.

Shareholder Agreement

The Company entered into a Shareholder Agreement (the “Shareholder Agreement”) with Sylebra, whereby for as long as Sylebra and its affiliates beneficially own at least (i) 9% of the Common Stock (on an as converted basis), Sylebra will have the right to nominate one director, who will initially be Chris Eberle and (ii) 14% of the Common Stock (on an as converted basis), Sylebra will have the right to nominate an additional director, who shall be an automotive executive or relevant industry expert. Sylebra has waived its right to designate such additional director until the election of the Class I directors in 2025.

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

General and administrative expenses

General and administrative expenses consist of personnel and personnel-related expenses, including salaries, benefits, and stock-based compensation expense of Aeva’s executive, finance, information systems, human resources, and legal, as well as legal and accounting fees for professional and contract services. Aeva expects its general and administrative expenses for fiscal 2023 to remain at same level as fiscal 2022 or increase slightly in the foreseeable future as it scales headcount with the growth of its business, and as a result of operating as a public company, including compliance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.

Selling and marketing expenses

Selling and marketing expenses consist of personnel and personnel-related expenses, including salaries, benefits, and stock-based compensation expense of Aeva’s business development team as well as advertising and marketing expenses. These include the cost of trade shows, promotional materials, and public relations. Aeva expects to increase its sales and marketing activities and expand customer relationships. Aeva expects that its sales and marketing expenses for fiscal year 2023 will remain at same level as fiscal 2022 or increase slightly over time as it continues to grow its sales force and increase marketing efforts.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023, and 2022

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this quarterly statement. The following table sets forth Aeva’s results of operations data for the periods presented:

	Three Months Ended September 30,
	2023	2022	Change $	Change %
	(in thousands, except percentages)
Revenue	$810	$1,374	(564)	(41)%
Cost of revenue	2,525	2,765	(240)	(9)%
Gross loss	(1,715)	(1,391)	(324)	23%
Operating expenses:
Research and development expenses	23,787	26,123	(2,336)	(9)%
General and administrative expenses	8,474	8,093	381	5%
Selling and marketing expenses	1,520	2,195	(675)	(31)%
Total operating expenses	33,781	36,411	(2,630)	(7)%
Loss from operations	(35,496)	(37,802)	2,306	(6)%
Interest income	2,219	1,164	1,055	91%
Other income, net	39	135	(96)	(71)%
Net loss before taxes	(33,238)	(36,503)	3,265	(9)%
Income tax provision	—	—	-
Net loss	$(33,238)	$(36,503)	3,265	(9)%

Revenue

Revenue decreased by $0.6 million or 41% during the three months year ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease was primarily due to a decrease in the activity related to non-recurring engineering services, which is dependent upon the timing of the work performed for our customers, this was partially offset by an increase in the sale of prototype units sold during three months ended September 30, 2022 as compared to three months ended September 30, 2022.

Cost of revenue

Cost of revenue decreased by $0.2 million or 9%, during the three months ended September 30, 2023, from the three months ended September 30, 2022. The decrease was primarily due to a decrease in cost of revenue related to the non-recurring services revenue.

Operating expenses

Research and development expenses

Research and development expenses decreased by $2.3 million, or 9%, to $23.8 million for the three months ended September 30, 2023, from $26.1 million for the three months ended September 30, 2022. Research and development expenses decreased primarily due to a decrease in research and development material due to the timing of the expense incurred related to our development projects. Research and development material cost decreased by $2.0 million, consulting expense decreased by $0.6 million, stock-based compensation expense decreased by $0.8 million and travel cost decreased by $0.1 million. This was partially offset by an increases in payroll expense of $0.6 million, third party service cost of by $0.5 million and facility expense of $0.1 million.

General and administrative expenses

General and administrative expense increased by $0.4 million, or 5%, to $8.4 million for the three months ended September 30, 2023, from $8.1 million for the three months ended September 30, 2022. General and administrative expense increased primarily due to increases in legal and professional service cost of $0.7 million, and stock-based compensation expense of $0.4 million. This was partially offset by a decreases in payroll related expenses of $0.3 million, and insurance expense of $0.4 million.

Selling and marketing expenses

Selling and marketing expense decreased by $0.7 million, or 31%, to $1.5 million for the three months ended September 30, 2023, from $2.2 million for the three months ended September 30, 2022. The decrease was primarily due to a decreases in payroll expense of $0.3 million, marketing related expense of $0.2 million, and travel expense of $0.2 million.

Interest income

Interest income increased by $1.1 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was due to an increase in the interest rate during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Other income, net

Other income decreased by $0.1 million for the three months ended September 30, 2023 primarily due to change in in the fair value of private placement warrant liability.

Results of Operations

Comparison of the Nine Months Ended September 30, 2023, and 2022

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this quarterly statement. The following table sets forth Aeva’s results of operations data for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change $	Change %
	(in thousands, except percentages)
Revenue	$2,701	$4,004	(1,303)	(33)%
Cost of revenue	$7,715	5,131	2,584	50%
Gross loss	(5,014)	(1,127)	(3,887)	345%
Operating expenses:
Research and development	76,306	77,376	(1,070)	(1)%
General and administrative expenses	24,020	23,642	378	2%
Selling and marketing expenses	5,603	5,415	188	3%
Total operating expenses	105,929	106,433	(504)	(0)%
Loss from operations	(110,943)	(107,560)	(3,383)	3%
Interest income	6,508	2,033	4,475	220%
Other income, net	68	896	(828)	(92)%
Net loss before taxes	(104,367)	(104,631)	264	(0)%
Income tax provision	—	—	—
Net loss	$(104,367)	$(104,631)	$264	(0)%

Revenue

Revenue decreased by $1.3 million, or 33% during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily due to a decrease in the activity related to non-recurring engineering services, which is dependent upon the timing of the work performed for our customers; this was partially offset by an increase in the sale of prototype units sold in 2023 as compared to 2022.

Cost of revenue

Cost of revenue increased by $2.5 million, or 50%, during the nine months ended September 30, 2023, from the nine months ended September 30, 2022. The increase was primarily due to an increase in manufacturing overhead costs due to scaling of third-party contract manufacturing and an increase in the sale of the prototype units sold in 2023 as compared to 2022. This was partially offset by a decrease cost of revenue related to the non-recurring services revenue.

Operating expenses

Research and development expenses

Research and development expenses decreased by $1.1 million, or 1%, to $76.3 million for the nine months ended September 30, 2023, from $77.4 million for the nine months ended September 30, 2022. Research and development expenses decreased primarily due to a decrease in consulting expense, primarily due to the timing of the expenses incurred on our development projects. Consulting expense decreased by $3.3 million, research and development service expense decreased by $1.2 million, research and development material expense decreased by $0.2 million, and stock-based compensation expense decreased by $0.2 million. This was partially offset by an increase in payroll related expense of $3.3 million, other service expense of $0.3 million, and facility of $0.2 million.

General and administrative expenses

General and administrative expense increased by $0.4 million, or 2%, to $24.0 million for the nine months ended September 30, 2023, from $23.6 million for the nine months ended September 30, 2022. Legal expense increased by $1.1 million, other employee related expense increased by $0.2 million, subscription expense increased by $0.4 million, depreciation and amortization expense increased by $0.4 million, property tax increased by $0.1 million, stock-based compensation expense increased by $0.1 million, facility expense increased by $0.1 million and travel expense increased by $0.1 million. This was partially offset by decreases in payroll related expenses of $1.1 million, and decrease in insurance expense of $1.0 million.

Selling and marketing expenses

Selling and marketing expense increased marginally by $0.2 million, or 3%, to $5.6 million for the nine months ended September 30, 2023, from $5.4 million for the nine months ended September 30, 2022. The increase was primarily due to an increase in payroll related expense by $0.5 million, this was partially offset by decreases in marketing-related expense of $0.1 million, stock-based compensation expense of $0.1 million and travel expense of $0.1 million.

Interest income

Interest income increased by $4.5 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was due to an increase in the interest rate during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Other income, net

Other income decreased by $0.8 million for the nine months ended September 30, 2023, primarily due to change in in the fair value of private placement warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

Aeva’s capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support research and development efforts, investments in information technology systems, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. As of September 30, 2023, Aeva had cash and cash equivalents and marketable securities totaling $233.7 million.

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

Aeva has incurred negative cash flows from operating activities and losses from operations in the past as reflected in its accumulated deficit of $414.6 million as of September 30, 2023. Aeva expects to continue to incur operating losses due to continued investments that it intends to make in its business, including development of products. Aeva believes that existing cash and cash equivalent and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

On November 8, 2023, Aeva entered into agreements with Adage and Sylebra to purchase $21.4 million of common stock in a private placement, which closed on November 9, 2023. In addition, on November 8, 2023, the Company entered into a facility agreement with Sylebra, pursuant to which the Company will have the right, but not the obligation, to sell to Sylebra up to $125 million of its shares of preferred stock. Refer to Note 14, Subsequent Events of Part I, Item 1, Financial Statements for additional details.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(91,492)	$(83,093)
Cash provided by investing activities	64,532	134,479
Cash provided by (used in) financing activities	90	(311)
Net increase (decrease) in cash and cash equivalents	$(26,870)	$51,075

Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was $91.5 million, attributable to a net loss of $104.4 million and a net change in net operating assets and liabilities of $8.4 million, partially offset by non-cash charges of $21.3 million. Non-cash charges primarily consisted of $18.2 million in stock-based compensation, $3.1 million in depreciation and amortization expense, and $2.3 million in amortization of right of use assets, partially offset by $2.1 million in amortization of premium and accretion of discount on available for sale securities. The change in net operating assets and liabilities was primarily due to a $2.1 million decrease in accounts receivable due to timing of billing and cash collections, a $0.3 million decrease in inventory, a $2.4 million decrease in accounts payable, a 6.3 million decrease in accrued liabilities, and a $2.3 million decrease in lease liability.

Investing Activities

For the nine months ended September 30, 2023, net cash provided by used in investing activities was $64.5 million, attributable to maturity of available-for-sale investments of $165.6 million, partially offset by purchase of investments of $97.6 million and purchase of property, plant and equipment of $3.4 million.

Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was attributable to a $0.2 million proceeds from stock option exercises, partially offset by $0.1 million of proceeds from stock option exercises.

Off-Balance Sheet Arrangements

As of September 30, 2023, Aeva has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

For the nine months ended September 30, 2023 there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Note 1 of the notes to condensed consolidated financial statements included in this Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

As described in Footnote 14, Subsequent Events of Part I, Item 1, Financial Statements, the Company has agreed to issue shares of Common Stock, preferred stock, Series A Warrants and Pre-Funded Warrants. These issuances and sales will be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The securities sold in the private placement have not been registered under the Securities Act, or securities laws of any state of other jurisdiction, and may not be resold absent registration under, or exemption from registration under, the Securities Act.

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

AEVA TECHNOLOGIES, INC.

Date: November 13, 2023	By:	/s/Soroush Salehian Dardashti
Soroush Salehian Dardashti
Chief Executive Officer

Date: November 13, 2023	By:	/s/ Saurabh Sinha
Saurabh Sinha
Chief Financial Officer