Form 10-K
period 2023-12-31
Aeva Technologies, Inc.
filed 2024-03-15
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Exchange Stock Market on June 30, 2023 was $111.6 million.

The number of shares of Registrant’s Common Stock outstanding as of March 11, 2024, was 263,827,073.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding future events and our future results that are subject to the safe harbors created under the Securities Act and the Exchange Act. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, the expected impact of the COVID-19 pandemic or other infectious diseases, health epidemics, pandemics and natural disasters on our operations, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “goal,” “plan,” “intend,” “expect,” “seek”, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including our a history of losses, and limited sales; risk our programs are not fully developed and commercialized, or if such programs experience significant delays; our limited operating history; our strategic initiatives designed to grow its business may not be successful or may prove more costly than we currently anticipates; if our products are not selected for inclusion in development programs for assisted driving systems (“ADAS”) or autonomous driving systems (“AD”), industrial automation, consumer device and security applications, or are not adopted by customers; the lengthy period of time from a design win to implementation and we are subject to the risks of cancellation or postponement of the contract or unsuccessful implementation; our forward looking estimates of certain financial metrics, including but not limited to Order Book may prove inaccurate; if Aeva is unable to effectively manage its supply chain, its business may be materially and adversely impacted; the complexity of Aeva’s products could result in unforeseen delays or expenses from undetected defects, errors or reliability issues in hardware or software which could reduce the market adoption of its new products, damage its reputation with current or prospective customers, expose Aeva to product liability and other claims and adversely affect its operating costs; continued pricing pressures, automotive original equipment manufacturer (“OEM”) cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs may result in lower than anticipated margins, or losses; Aeva expects to incur substantial R&D costs and devote significant resources to identifying and commercializing new products; market adoption of LiDAR, including Aeva’s 4D LiDAR technology, is uncertain; Aeva’s transition to an outsourced manufacturing business model may not be successful; Aeva may be subject to product liability or warranty claims that could result in significant direct or indirect costs; Aeva is highly dependent on the services of Soroush Salehian Dardashti and Mina Rezk, its two founders; Aeva may be affected by the interruption or failure of our information technology and communication systems and cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our LiDAR solutions and those described under “Part I, Item 1A. Risk Factors,” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

We have below product offerings for different market applications:

•
Aeries II: a 4D LiDAR solution, consisting of our 4D LiDAR sensing system with embedded software designed for automotive grade production across passenger car, trucking and mobility applications. We believe that our Aeries product meets the stringent long range performance and velocity sensing needs of our automotive customers for their autonomous vehicle development programs. Aeries provides over 120º field of view for distance up to 500 meters and can measure the instant velocity of every pixel with centimeter per second precision. Aeries is also free from any LiDAR or sunlight-based interference.
•
Atlas: In January 2024, we announced a new high-performance FMCW 4D LiDAR with simultaneous velocity and range detection targeted for the automotive market.

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

Market

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

Autonomous driving — Level 3, Level 4 and Level 5

Autonomous trucking. The autonomous trucking industry is expected to grow, with North America currently the largest market, and other geographies such as Europe and Asia still in the early stages of adoption. Growing demand from the logistics and construction sectors and growth from other industrial sectors have contributed to the expansion of the autonomous trucking industry. Additionally, more stringent government rules and safety considerations have also generated demand for automated driving technology in this sector. Many truck OEMs are partnering with AD technology manufacturing companies to produce autonomous truck systems. Suppliers of top truck OEMs have also collaborated with several technology companies to develop autonomous systems.

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

As of December 31, 2023, we have approximately 177 issued patent and 176 pending patent applications worldwide. In addition, we have a number of issued and pending trademarks application. Our patent applications cover a broad range of system level hardware and component level aspects of our key technologies including, among other things, FMCW LiDAR system, integrated photonics, laser solutions and perception software technology.

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

Our research and development activities occur primarily in the United States and India. Our research and development team is responsible for developing our 4D LiDAR technology, creating new technologies and expanding our LiDAR and perception software solutions’ functionality. The team also designs our 4D LiDAR products, ensures it is designed for manufacturability and conducts required validation and verification activities. The research and development team also partners with our operations and supply chain teams with the goal of developing scalable commercial and reliable manufacturing processes and direct production material procurement and distribution. Our team consists of engineers, technicians, scientists, operators and professionals with experience from a wide variety of the world’s leading sensing, engineering, consumer electronics and automotive organizations.

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

Facilities

Our corporate headquarters is located in Mountain View, California, where we lease two buildings with approximately 28,000 and 30,000 of square feet, respectively, pursuant to a lease that expires in June 2026 and July 2025, respectively. Our headquarters contains engineering, research and development, assembly and administrative functions. Additionally, we lease approximately 96,000 square feet located in Fremont, California for our testing facility. This lease expires in April 2026. We believe that our facilities are adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

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

On November 27, 2023, Anita Wallace (“Plaintiff”) filed a Verified Class Action Complaint (the “Complaint”) in the Delaware Court of Chancery (the “Court”) under the caption Wallace v. Salehian, et al., C.A. No. 2023-1187-PAF (the “Action”) on behalf of a putative class of stockholders of Aeva Technologies, Inc. (“Aeva”) challenging disclosures made in connection with the then-proposed issuance of shares of Aeva’s common stock in proxy solicitation materials submitted to the SEC on November 17, 2023 (the “Preliminary Proxy Statement”). The Action sought, among other things, a preliminary injunction against the vote on the proposed stock issuance.

On December 7, 2023, Aeva filed a proxy statement supplement containing supplemental disclosures that mooted the allegations in the Action. On January 11, 2024, the Court entered an Order dismissing the Action as moot and retaining jurisdiction solely for adjudicating the anticipated application of plaintiff’s counsel for an award of attorneys’ fees and expenses. Aeva, on behalf of all defendants in the Action, subsequently agreed to pay

$350,000 in attorneys’ fees and expenses in full satisfaction of the claim for attorneys’ fees and expenses in the Action.

On January 22, 2024, the Court entered an Order closing the Action, subject to Aeva filing an affidavit with the Court confirming that this notice has been issued. In entering the Order, the Court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness.

Litigation – other matters

On March 7, 2024, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against InterPrivate Acquisition Management LLC, InterPrivate LLC, and former directors and officers of InterPrivate Acquisition Corp (“IPV”). The lawsuit is captioned, Louis Smith v. Ahmed M. Fattouh, et al., (Del. Ch. 2024). Among other remedies, the complaint seeks damages and attorneys’ fees and costs. In connection with IPV’s March 12, 2021, merger transaction with Aeva Inc., Aeva granted certain indemnification rights to IPV’s former directors and officers. However, neither Aeva nor its current directors or officers are named as defendants in the complaint.

Human Capital

Our employees are critical to our success. As of December 31, 2023, we had 301 full-time employees based primarily in Mountain View, California. We also engage numerous consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in research and development and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

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

Corporate Information

Our principal offices are located at 555 Ellis Street, Mountain View, CA 94043, and our telephone number is (650) 481-7070. Our website address is www.aeva.com. The information contained on, or that can be accessed through, our website is not part of this report. Aeva is our registered trademark in the United States and in various international jurisdictions. Aeva, the Aeva logo and all of our product names appearing in this report are our trademarks. Other trademarks appearing in this report are the property of their respective holders.

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
•
Aeva’s strategic initiatives designed to grow its business may not be successful or may prove more costly than Aeva currently anticipates.
•
If Aeva’s products are not selected for inclusion in development programs for ADAS or AD, or are not adopted by customers, Aeva’s business will be materially and adversely affected.
•
The period of time from a design win to implementation is long, potentially spanning several years, and Aeva is subject to the risks of cancellation or postponement of the contract or unsuccessful implementation.
•
Our forward looking estimates of certain financial metrics may prove inaccurate, including but not limited to our “Order Book”.
•
If Aeva is unable to effectively manage its supply chain, its business may be materially and adversely impacted.
•
The complexity of Aeva’s products could result in unforeseen delays or expenses from undetected defects, errors or reliability issues in hardware or software which could reduce the market adoption of its new products, damage its reputation with current or prospective customers, expose Aeva to product liability and other claims and adversely affect its operating costs.
•
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

Aeva has incurred net losses on an annual basis since its inception. Aeva incurred a net loss of $149.3 million, $147.3 million and $101.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Aeva has only sold or otherwise provided prototypes and non-recurring engineering services and believes that it will continue to incur operating and net losses each quarter until at least the time it begins commercial deliveries of its products, which are not expected to occur in 2024 or may not occur at all. Even if Aeva is able to successfully develop and sell its products, there can be no assurance that they will be commercially successful. Aeva’s potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of its products, which may not occur. Because Aeva will incur the costs and expenses of developing and commercializing its products before it receives any significant revenues with respect thereto, Aeva’s losses in future periods may be significant. Aeva may never achieve or sustain profitability.

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

Aeva’s strategic initiatives designed to grow its business may not be successful or may prove more costly than Aeva currently anticipates.

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

If Aeva’s products are not selected for inclusion in development programs for ADAS or autonomous driving systems (“AD”), or are not adopted by customers, Aeva’s business will be materially and adversely affected.

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

Our forward looking estimates of certain financial metrics may prove inaccurate.

We use various estimates in formulating our business plans. We base our estimates upon a number of assumptions that are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Specifically, we use “Order Book” as a metric to measure performance against anticipated achievement of planned key milestones of our business.

“Order Book” is defined as the forward-looking cumulative billings estimate of Aeva’s products over the estimated lifetime of given production programs which Aeva expects to be integrated into or provided for, based primarily on projected pricing terms and our good faith estimates of “take rate” of Aeva’s technology on production programs. “Take rates” are the anticipated percentage of new vehicles or products to be equipped with Aeva’s technology based on Aeva’s projected product offerings and growth rates.

Order Book is a forward-looking statement. There is no assurance or guarantee that any of our customers, including any programs which we included in our Order Book estimates will ever complete such testing and validation with us or that we will receive any billings or revenues forecasted in connection with such program. These risks and uncertainties may cause our future actual sales to be materially different than that implied by the Order Book metric. The Order Book estimate may also be impacted by various factors, as described in “Risk Factors” in Item 1A of Part I of this Annual Report and subsequent filings with the Securities and Exchange Commission, including, but not limited to the following: (i) none of our customers make contractual commitments to use our LiDAR sensors and software until all test and validation activities have been completed, they have finalized plans for integrating our systems, have a positive expectation of the market demand for our features, and unrelated to us, have determined that their vehicles or products are ready for market and there is appropriate consumer demand. Consequently, there is no assurance or guarantee that any of our customers, including any programs which we included in our Order Book estimates will ever complete such testing and validation or enter into a definitive volume production agreement with us or that we will receive any billings or revenues forecasted in connection with such programs; (ii) the development cycles of our products with new customers vary widely depending on the application, market, customer and the complexity of the product. In the automotive market, for example, this development cycle can be as long as seven or more years. Variability in development cycles make it difficult to reliably estimate the pricing, volume or timing of purchases of our products by our customers; (iii) customers cancel or postpone implementation of our technology; (iv) we may not be able to integrate our technology successfully into a larger system with other sensing modalities; and (v) the product or vehicle model that is expected to include our LiDAR products may be unsuccessful, including for reasons unrelated to our technology.

The period of time from a major commercial win to implementation is long and we are subject to risks of cancellation or postponement of the contract or unsuccessful implementation.

Prospective customers, including those in the automotive industry, generally must make significant commitments of resources to test and validate our products and confirm that they can integrate with other technologies before including them in any particular system, product or model. None of our customers make contractual commitments to use our products at volume or at all until all test and validation activities have been completed, they have finalized plans for integrating our systems, have a positive expectation of the market demand for our features, and unrelated to us, have determined that vehicle is ready for market and there is appropriate consumer demand. We expect that only after this point will our customers place definitive volume production orders with us.

None of our customers have completed their on-going testing and validation or entered into definitive volume production agreements with us and there is no assurance or guarantee that any of our customers, including any for which we have announced a win will ever complete such testing and validation or enter into a definitive volume production agreement with us or that we will receive any revenues forecasted in connection with such win.

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

If Aeva is unable to effectively manage its supply chain, its business may be materially and adversely impacted.

Some of the components that go into the manufacture of Aeva’s products are sourced from third-party suppliers. To date, Aeva has produced its products in relatively limited quantities for use in development programs. Although Aeva does not have any experience in managing its supply chain to manufacture and deliver its products at scale, its future success will depend on its ability to manage its supply chain to manufacture and deliver its products at scale. Some of the key components used to manufacture Aeva’s products come from limited or single-source suppliers. Aeva is therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that its suppliers discontinue or modify components used in its products. Aeva has a global supply chain and pandemics such as COVID-19, other health epidemics and outbreaks may adversely affect its ability to source components in a timely or cost-effective manner from its third-party suppliers due to, among other things, work stoppages or interruptions. For example, Aeva’s products depend on external semiconductor foundries. Any disruptions to those foundries could materially adversely affect Aeva’s ability to manufacture its products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Aeva has in the past experienced and may in the future experience component shortages and price fluctuations of certain key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption or material pricing change from suppliers of these components, Aeva may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and Aeva may not be able to source these components on terms that are acceptable to it, or at all, which may undermine Aeva’s ability to meet its requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect Aeva’s ability to meet its scheduled product deliveries to its customers. This could adversely affect Aeva’s relationships with its customers and channel partners and could cause delays in shipment of its products and adversely affect its operating results. In addition, increased component costs could result in lower gross margins. Even where Aeva is able to pass increased component costs along to its customers, there may be a lapse of time before it is able to do so such that Aeva must absorb the increased cost. If Aeva is unable to buy these components in quantities sufficient to meet its requirements on a timely basis, it will not be able to deliver products to its customers, which may result in such customers using competitive products instead of Aeva’s.

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

Aeva is investing in and pursuing market opportunities outside of the automotive markets, industrial automation, consumer device applications, and security markets. Aeva believes that its future revenue growth, if any, will depend in part on its ability to expand within new markets such as these and to enter new markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires Aeva to address the particular requirements of that market.

Addressing these requirements can be time-consuming and costly. The market for LiDAR technology outside of automotive applications is relatively new, rapidly developing and unproven in many markets or industries. Many of Aeva’s customers outside of the automotive industry are still in the testing and development phases and it cannot be certain that they will commercialize products or systems with Aeva’s 4D LiDAR technology or at all. Aeva cannot be certain that LiDAR will be sold into these markets, or any market outside of automotive market, at scale. Adoption of LiDAR products, including Aeva’s products, outside of the automotive industry will depend on numerous factors, including whether the technological capabilities of LiDAR and LiDAR-based products meet users’ current or anticipated needs, whether the benefits of designing LiDAR into larger sensing systems outweigh the costs, complexity and time needed to deploy such technology or replace or modify existing systems that may have used other modalities such as cameras and radar, whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by LiDAR technology and whether LiDAR developers such as Aeva can keep pace with rapid technological change in certain developing markets and the global response to the COVID-19 pandemic or other infectious diseases, health epidemics, pandemics and natural disasters and the length of any associated work stoppages. If LiDAR technology does not achieve commercial success outside of the automotive industry, or if the market develops at a pace slower than Aeva expects, its business, results of operation and financial condition will be materially and adversely affected.

Aeva expects its results of operations to fluctuate on a quarterly and annual basis, which could cause the stock price of the Company to fluctuate or decline.

Aeva’s quarterly results of operations have fluctuated in the past and may vary significantly in the future. As such, historical comparisons of its operating results may not be relevant, meaningful or indicative of future results. In particular, because Aeva’s sales to date have primarily been of prototypes and non-recurring engineering services to customers for the purpose of R&D and testing of such customers’ development programs, sales in any given quarter can fluctuate based on the timing and success of its customers’ development projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Aeva’s quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of its control and may not fully reflect the underlying performance of Aeva’s business. These fluctuations could adversely affect Aeva’s ability to meet its expectations or those of securities analysts, ratings agencies or investors. If Aeva does not meet these expectations for any period, the value of its business and its securities could decline significantly. Factors that may cause these quarterly fluctuations to include, without limitation, those listed below:

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

•
the global pandemic and the time it takes for economic recovery;
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

Aeva is in the initial stages of transitioning from a manufacturing model in which it sources components from third-parties and assembles its final products at its San Francisco Bay Area location, to one where it relies exclusively on third-party manufacturers in foreign and domestic locations for both the manufacturing and assembly of its products. Aeva may not be able to establish relationships with outsourced manufacturers in a timely manner. Aeva believes the use of third-party manufacturers in this manner will have benefits, but in the near term, while it begins working with new counterparties, Aeva may lose revenue, incur increased costs and potentially harm its customer relationships.

Reliance on third-party manufacturers reduces Aeva’s control over the production process, including reduced control over quality, product costs and product supply and timing. Aeva may experience delays in shipments or issues concerning product quality from its third-party manufacturers. If any of Aeva’s third-party manufacturers experience interruptions, delays or disruptions in supplying its products, including by natural disasters, the pandemics, other health epidemics and outbreaks, or work stoppages or capacity constraints, Aeva’s ability to ship products to distributors and customers would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which Aeva relies, thereby increasing the risk of disruption of supplies necessary to fulfill Aeva’s production requirements and meet customer demands. Additionally, if any of Aeva’s third-party manufacturers experience quality control problems in their manufacturing operations and Aeva’s products do not meet customer or regulatory requirements, it could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on Aeva’s ability to fulfill orders and could have a negative effect on its operating results. In addition, such delays or issues with product quality could adversely affect Aeva’s reputation and its relationship with its channel partners. If third-party manufacturers experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture Aeva’s products in required volumes or at all, Aeva’s supply may be disrupted, it may be required to seek alternate manufacturers and it may be required to re-design its products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers and designs, and such changes could cause significant interruptions in supply and could have an adverse effect on Aeva’s ability to meet its scheduled product deliveries and may subsequently lead to the loss of sales. While Aeva takes measures to protect its trade secrets, the use of third-party manufacturers may also risk disclosure of its innovative and proprietary manufacturing methodologies, which could adversely affect Aeva’s business.

Aeva, its outsourcing partners and its suppliers may rely on complex machinery and highly skilled labor for Aeva’s production, which involves a significant degree of risk and uncertainty.

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

To ensure adequate inventory supply, Aeva and its suppliers must forecast inventory needs and expenses, place orders sufficiently in advance with their respective suppliers and manufacturing counterparties and manufacture products based on its estimates of future demand for particular products. Fluctuations in the adoption of LiDAR may affect Aeva’s ability to forecast its future operating results, including revenue, gross margins, cash flows and profitability. Aeva’s ability to accurately forecast demand for its products could be affected by many factors, including the rapidly changing nature of the AD and ADAS markets in which it operates, the uncertainty surrounding the market acceptance and commercialization of LiDAR technology, the emergence of new markets, an increase or decrease in customer demand for Aeva’s products or for products and services of its competitors, product introductions by competitors, pandemics, other health epidemics and outbreaks, and any associated work stoppages or interruptions, unanticipated changes in general market conditions and the weakening of economic conditions or consumer confidence in future economic conditions. If Aeva’s products are commercialized in industries that are quickly growing, including AD and ADAS applications, both of which are currently experiencing rapid growth in demand, Aeva may face challenges acquiring adequate supplies to manufacture its products and/or Aeva and its manufacturing counterparties may not be able to manufacture its products at a rate necessary to satisfy the levels of demand, which would negatively affect Aeva’s revenue. This risk may be exacerbated by the fact that Aeva may not carry or be able to obtain for its manufacturers a significant amount of inventory to satisfy short-term demand increases. If it fails to accurately forecast customer demand, Aeva may experience excess inventory levels or a shortage of products available for sale.

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

Aeva is pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. For example, AD and LiDAR-based ADAS, and consumer electronics, consumer health and industrial applications require complex technology. Because these products depend on technology from many companies, commercialization of these products could be delayed or impaired on account of certain technological components of Aeva or others not being ready to be deployed. Although Aeva has agreements with commercial counterparties, these companies may not be able to commercialize Aeva’s technology immediately, or at all. Regulatory, safety or reliability developments, many of which are outside of Aeva’s control, could also cause delays or otherwise impair commercial adoption of these new technologies, which will adversely affect Aeva’s growth. Aeva’s future financial performance will depend on its ability to make timely investments in the correct market opportunities. If one or more of these markets experience a shift in customer or prospective customer demand, Aeva’s products may not compete as effectively, if at all, and they may not be designed into commercialized products. Given the evolving nature of the markets in which Aeva operates, it is difficult to predict customer demand or adoption rates for its products or the future growth of the markets in which it operates. If demand does not develop or if Aeva cannot accurately forecast customer demand, the size of its markets, inventory requirements or its future financial results, its business, results of operations and financial condition will be adversely affected.

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

Although Aeva continues to pursue a broad customer base, it is dependent on a small number of customers with strong purchasing power. In fiscal year 2023, Aeva’s top two customers accounted for 45%. For fiscal year 2022 one customer accounted for 81% of its revenue. The loss of business from any of Aeva’s major customers (whether by lower overall demand for its products, cancellation of existing contracts or product orders or the failure to design in its products or award Aeva new business) could have a material adverse effect on its business.

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

Although we expect our current cash balance, combined with our future cash flows, will address our capital needs through 2024, we cannot be assured that this will be the case. Our operating environment is increasingly challenging, and our business and strategic plans may consume resources faster than we presently anticipate. In order to remain competitive, we must make substantial investments in research and development. Our products may require significant resources to develop both hardware and software solutions. Challenges of integrating new functionality into vehicles and the evolution of our customers’ performance requirements during development may also increase R&D costs. Customer demands for changes to our products to meet such performance requirements are difficult to predict both in terms of timing and cost. We may be unable to fund all of our research and development and capital investment needs or possible acquisitions or joint ventures, and we may have to pass on valuable long-term opportunities that arise. An inability to fund our future R&D, capital expenditures and product development needs could have a material adverse effect on our business, results of operations and financial condition.

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

Future issuances of equity or debt securities, including from the issuance of preferred stock to Sylebra or upon Sylebra’s exercise of warrants for our common stock, may adversely affect us, including the market price of the common stock and may be dilutive to existing stockholders.

In the future, we may require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In November 2023, the Company entered into a Standby Equity Purchase Agreement (the “Facility Agreement”) with entities affiliated with Sylebra. Pursuant to the Facility Agreement, the Company has the right, but not the obligation, to sell to Sylebra up to $125,000,000 of shares of its preferred stock, at the Company’s request until November 8, 2026. Any preferred stock issued under the Facility Agreement will rank senior to our common stock, have priority upon liquidation rights and certain other preferences and privileges more favorable than those of the common stock. Because our decision to draw on the Facility Agreement or issue additional debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Sales of shares of common stock in the public market or the perception that these sales or conversions might occur may depress the market price of common stock and could impair our ability to raise capital through the sale of additional equity securities.

In addition, as of December 31, 2023, we had common stock warrants to purchase an aggregate of 27.5 million shares of our common stock outstanding. These warrants includes 12.5 million common stock warrants exercisable at exercise price of $11.50 per warrant and 15.0 million Series A Warrants exercisable at an exercise price of $1.00 per warrant. To the extent remaining warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

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

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Even if these markets experience the forecasted growth, Aeva may not grow its business at similar rates, or at all. Aeva’s future growth is subject to many factors, including market adoption of its products, which is subject to many risks and uncertainties. Accordingly, any forecasts and estimates of market size and growth described herein, should not be taken as indicative of Aeva’s future growth. In addition, these forecasts do not take into account the impact of the geopolitical uncertainties and Aeva cannot assure you that these forecasts will not be materially and adversely affected as a result.

We are required to maintain effective internal control over financial reporting. If we are unable to maintain such controls, investor confidence may be adversely affected and, as a result, the value of our common stock.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. These deficiencies could result in material misstatements to its financial statements that could not be prevented or detected on a timely basis.

We have in the past and may in the future identify deficiencies in our internal controls over financial reporting. We cannot be certain that material weaknesses and control deficiencies will not occur in the future or that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. If material weaknesses are identified in the future, or if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, our reported financial results could be materially misstated and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the value of our common stock could decline.

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

As of December 31, 2023, Aeva had $232.2 million of U.S. federal and $189.9 million of state net operating loss carryforwards available to reduce future taxable income, of which $229.0 million will be carried forward indefinitely for U.S. federal tax purposes and the remainder of losses will expire beginning in 2036 for federal and 2031 for state tax purposes. The Company also has federal and California research and development tax credit carryforwards of $21.2 million and $13.5 million, respectively. The federal research credit carryforwards will expire in 2036 and California research credits can be carried forward indefinitely. It is possible that Aeva will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Aeva has completed a review of any potential limitation on the use its net operating losses and credits under Sections 382 and 383 through December 31, 2022. Based on such review, Aeva does not believe Section 382 and Section 383 will adversely impact its ability to use its current net operating losses and credits to offset future taxable income, if any. Aeva may experience ownership changes in the future. To the extent Aeva is not able to offset future taxable income with its net operating losses, Aeva’s cash flows may be adversely affected. The Company is in the process of preparing a Sec. 382 study through December 31, 2023.

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

Government vehicle safety regulations are a key driver in our business. Historically, these regulations have imposed ever more stringent safety regulations for vehicles. Safety regulations have a positive impact on driver awareness and acceptance of active safety products and technology. These more stringent safety regulations often require vehicles to have more safety contents per vehicle and more advanced safety products, including active safety and driver assistance technology, which is a growth driver for the Company.

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

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law (“DGCL”), the Amended and Restated Bylaws and the indemnification agreements that we have entered into with our directors and officers provide that:

•
we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•
we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•
we will be required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if we are ultimately determined that such person is not entitled to indemnification;
•
we will not be obligated pursuant to our Amended and Restated Bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our Board or brought to enforce a right to indemnification;
•
the rights conferred in the Amended and Restated Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and we may not retroactively amend our Amended and Restated Bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

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

Most of the members of Aeva’s management team have limited experience managing and operating a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Aeva’s management team may not successfully or efficiently manage their new roles and responsibilities. Aeva’s transition to being a public company subjects it to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from Aeva’s senior management and could divert their attention away from the day-to-day management of Aeva’s business. Aeva may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies. The development and implementation of the standards and controls necessary for the Company to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that the Company will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods. These factors could adversely affect the Company’s business, financial condition, and operating results.

The Company may be subject to litigation, which is expensive and could divert management attention.

The Company’s share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. The Company has been and may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. Any adverse determination in litigation could also subject the Company to significant liabilities. For additional information about litigation matters, see the section entitled “Business - Legal Proceedings.”

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

If we fail to satisfy the continued listing requirements of NYSE such as the corporate governance requirements or the minimum closing bid price requirement, NYSE may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair the ability of stockholders to sell or purchase their securities. On March 11, 2024, we announced 1-for-5 reverse stock split in order to cure our notice of deficiency under NYSE Marketplace Rule 802.01C but there can be no assurance that we will be able to do or will fall out of compliance with other continued listing standards.

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

A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, could have an adverse effect on Aeva’s business and operating results. Such natural disasters and pandemics may have the effect of heightening many of the other risks described in this “Risk Factors” section, such as the demand for Aeva’s products, its ability to achieve or maintain profitability and its ability to raise additional capital in the future. Aeva’s corporate headquarters and R&D and current manufacturing and assembly base are located in the San Francisco Bay Area, is a region known for seismic activity. In addition, natural disasters, acts of terrorism or war could cause disruptions in Aeva’s remaining manufacturing operations, Aeva’s or its customers’ or channel partners’ businesses, Aeva’s suppliers’ or the economy as a whole. Aeva also relies on information technology systems to communicate among its workforce and with third parties. Any disruption to Aeva’s communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect its business. Aeva does not have a formal disaster recovery plan or policy in place and does not currently require that its suppliers’ partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede its suppliers’ ability to timely deliver product components, or the deployment of its products, Aeva’s business, operating results and financial condition would be adversely affected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

The Company’s Information Technology team has established an information security management system to safeguard the confidentiality, integrity, and availability of the Company’s products, infrastructure, and data. This system is integrated with our Quality and Business Management Systems and, aims to identify, assess, and address cybersecurity risks affecting our business. It features an Incident Response Procedure (“IRP”) that specifies roles and responsibilities during security incidents, detailing incident detection, investigation, mitigation, and prompt incident reporting procedures.

The IT Director leads and coordinates cybersecurity efforts at Aeva, providing regular updates on cybersecurity progress to the senior leadership team. The Information Security team actively shares updates on the status of cybersecurity efforts and risks, evaluates our information security programs, and monitors the evolving threat landscape on a company-wide level.

Additionally, we conduct regular internal assessments and audits, complemented by insights from external experts. The outcomes of these evaluations are communicated to senior leadership. Based on these risk assessments, we redesign, implement, and maintain adequate safeguards to reduce identified risks, address gaps, and continuously assess the efficacy of these measures. Our engagement with our key partners, vendors, customers, industry stakeholders, and government bodies is relentless, aiming to improve our information security policies and procedures over time. We aim to diligently manage risks related to cybersecurity threats from third-party service providers, including, when possible, requesting our service providers to report incidents that may compromise the Company’s data.

Risks from Threats and Incidents

Our IT infrastructure, encompassing operational and security systems, integrated software, and data processed by us or our third-party vendors, is vulnerable to cybersecurity threats and incidents. As of December 31, 2023, these risks have not significantly impacted the Company, including our business strategy, or operational results, or financial results.

Governance

Our Chief Technology Officer is tasked with assessing and managing significant cybersecurity risks across the Company based on the assessments of our IT Director. Our IT Director brings a wealth of IT and Information Security expertise from various roles in the technology industry.

The Audit Committee has recently been assigned responsibility for overseeing our cybersecurity, including assessment, prevention, detection, and remediation of cyber risks, threats and incidents. When incidents occur, depending on the nature and severity, the Audit Committee is notified, and incidents are further reviewed with the Audit Committee. Material cybersecurity matters will be reviewed with the full Board of Directors.

Item 2. Properties.

Our corporate headquarters is located in Mountain View, California, where we lease two buildings with approximately 28,000 and 30,000 of square feet, respectively, pursuant to a lease that expires in June 2026 and July 2025, respectively. Our headquarters contains engineering, research and development, assembly and administrative functions. Additionally, we lease approximately 96,000 square feet located in Fremont, California for our testing facility. This lease expires in April 2026. We believe that our facilities are adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, the Company may be involved in actions, claims, suits and other proceedings in the ordinary course of business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. Information regarding legal proceedings is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 15. Commitments and Contingencies.”

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

The Company’s common stock and warrants are traded on the New York Stock Exchange under the symbols “AEVA” and “AEVA.WS”, respectively.

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

Holders of Records

As of March 11, 2024, there were 131 holders of record of our common stock and 21 holders of record of our private and public warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2024 (the “Proxy Statement”). See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

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

A discussion and analysis regarding our financial condition, results of operations and cash flows for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below. Discussion regarding our financial condition and results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021 is not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2023.

Overview

Our vision is to bring perception to broad applications. Through our FMCW sensing technology, we believe we are introducing the world’s first 4D LiDAR-on-chip that, along with our proprietary software applications, has the potential to enable the adoption of LIDAR across broad applications.

Founded in 2017 by former Apple engineers Soroush Salehian and Mina Rezk and led by a multidisciplinary team of engineers and operators experienced in the field of sensing and perception, Aeva’s mission is to bring the next wave of perception technology to broad applications from automated driving to industrial automation, consumer device and security applications. Our 4D LiDAR-on-chip combines silicon photonics technology that is proven in the telecom industry with precise instant velocity measurements and long-range performance for commercialization.

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

On January 9, 2024, Aeva announced that Daimler Truck AG (“Daimler Truck”) had selected Aeva as the supplier of long and ultra-long range LiDAR for its series production autonomous commercial vehicle program. The multi-year collaboration begins in the first quarter of 2024 with Aeva’s start of production expected by 2026 and Daimler Truck’s production ramping up anticipated by 2027.

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

Upon the closing of the Business Combination, the Company’s common stock and warrants began trading under the ticker symbols “AEVA” and “AEVA.WS” on the New York Stock Exchange (the “NYSE”). We anticipate that we will continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

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

Aeva’s future performance will depend on its ability to deliver on economies of scale. Our customers will require that our perception solutions be manufactured and sold at per-unit prices that are competitive. Our ability to compete in key markets will depend on the success of our efforts to efficiently and reliably produce cost-effective perception solutions that are competitively priced and affordable for our commercial-stage customers.

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

Aeva’s operating expenses will remain similar to the fiscal 2023 or slightly increase in 2024 as we continue to execute on our goals and product roadmap.

Interest income and Interest expense

Interest income consists primarily of income earned on Aeva’s cash equivalents and investments in marketable securities. Interest income will vary based on Aeva’s cash equivalents and marketable securities balance and changes in the interest rates.

Other income and expense

Other income and expense primarily consist of warrants issuance cost, changes in the fair value of warrants, financing costs, foreign currency conversion gains and losses, and realized gain/loss on marketable securities.

Results of Operations

Comparison of Year Ended December 31, 2023 and 2022

The following table sets forth Aeva’s results of operations data for the periods presented:

	Year Ended December 31,
	2023	2022	Change $	Change %
	(in thousands, except percentages)
Revenue	$4,312	$4,192	$120	3%
Cost of revenue	10,198	8,447	1,751	21%
Gross loss	(5,886)	(4,255)	(1,631)	38%
Operating expenses:
Research and development expenses	102,503	109,587	(7,084)	(6)%
General and administrative expenses	31,761	31,070	691	2%
Selling and marketing expenses	7,638	7,043	595	8%
Total operating expenses	141,902	147,700	(5,798)	(4)%
Net loss before income taxes	(147,788)	(151,955)	4,167	(3)%
Interest income	8,925	3,707	5,218	141%
Other income (expense), net	(10,470)	943	(11,413)	(1210)%
Net loss before taxes	(149,333)	(147,305)	(2,028)	1%
Income tax provision	—	—	—
Net loss	$(149,333)	$(147,305)	$(2,028)	1%

Revenue

Revenue increased by $0.1 million, or 3%, to $4.3 million during the year ended December 31, 2023, from $4.2 million for the year ended December 31, 2022. This increase was primarily due to an increase in the sale of prototype units sold in 2023 as compared to 2022; this was partially offset by a decrease in the activity related to non-recurring engineering services which is dependent upon the timing of the work performed for our customers.

Cost of revenue

Cost of revenue increased by $1.8 million, or 21%, to $10.2 million during the year ended December 31, 2023, from $8.4 million for the year ended December 31, 2022. The increase in manufacturing overhead costs is due to the scaling of third-party contract manufacturing, and an increase in the number of units sold during the year ended December 31, 2023 as compared to the year ended December 31, 2022. This was partially offset by the lower cost related to the non-recurring services revenue and due to an inventory impairment of $1.7 million recorded during year ended December 31, 2022.

Operating expenses

Research and development

Total research and development expense decreased by $7.1 million, or 6%, to $102.5 million during the year ended December 31, 2023, from $109.6 million for the year ended December 31, 2022. Research and development expenses decreased primarily due to a decrease in research and development material cost by $8.0 million, consulting cost decreased by $3.8 million, stock-based compensation expenses decreased by $0.8 million, lab supplies decreased by $0.5 million. This was partially offset by an increase in payroll cost by $4.1 million due to headcount increase and annual salary adjustment, facility expenses increased by $1.1 million, service expense increased by $0.5 million and depreciation expense increase by $0.3 million.

General and administrative

Total general and administrative expense increased by $0.7 million, or 2%, to $31.8 million during the year ended December 31, 2023, from $31.1 million for the year ended December 31, 2022. General and administrative expense increased primarily due to an increase in legal expenses. Legal expense increased by $2.1 million, depreciation and amortization increased by $0.4 million, other professional expense increased by $0.3 million, subscription expenses increased by $0.5 million, property and other taxes increased by $0.2 million and travel expense increased by $0.1 million; this was partially offset by decreases in payroll and other employee related expense by $1.0 million, insurance expense by $1.4 million, other expense by $0.3 million, recruiting expense by $0.2 million.

Selling and marketing

Total selling and marketing expense increased by $0.6 million, or 8%, to $7.6 million during the year ended December 31, 2023, from $7.0 million for the year ended December 31, 2022. Selling and marketing expense increased as we continued to grow our sales force and increase our marketing efforts. Marketing program cost increased by $0.5 million, payroll and other employee related expense increased by $0.2 million; this was partially offset by decrease in travel expenses by $0.1 million,

Interest income

Interest income increased by $5.2 million during the year ended December 31, 2023. The increase is due to the timing of the investment and increase in the interest rate in 2023 as compared to 2022.

Other income (expense), net

Other income (expense), net increased by $11.4 million for the year ended December 31, 2023, primarily due to fair value of Series A Warrants issued in 2023 of $6.8 million and payment of financing transaction fees of $3.8 million paid for the preferred financing agreement.

Liquidity and Capital Resources

Sources of Liquidity

Aeva’s capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support research and development efforts, investments in information technology systems, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. As of December 31, 2023, Aeva had cash and cash equivalents and marketable securities totaling $221.0 million.

On November 8, 2023, the Company entered into Subscription Agreements providing for the purchase of an aggregate of 36,802,299 shares of common stock resulting in net proceeds of $20.6 million (“November PIPE”). Also on November 8, 2023, the Company entered into a Standby Equity Purchase Agreement (the “Facility Agreement”) with entities affiliated with Sylebra. Pursuant to the Facility Agreement, the Company will have the right, but not the obligation, to sell to Sylebra up to $125.0 million shares of its preferred stock, at the Company’s request until November 8, 2026. Each sale the Company requests under the Facility Agreement may be for a number of shares of preferred stock with an aggregate value of at least $25.0 million but not more than $50.0 million (except with Sylebra’s consent). The Company paid Sylebra a facility fee in the amount of $2.5 million, an origination fee in the amount of $0.6 million, and an administrative fee in the amount of $0.3 million and reimbursed $0.4 million to Sylebra for its fees and expenses. In addition, the Company issued to Sylebra a Series A Warrants to purchase 15,000,000 shares of Common Stock at an exercise price of $1.00.

Aeva expects current cash, cash equivalents, and marketable securities will be sufficient to fund its near term cash needs but will be required to raise additional capital or draw on the Facility Agreement unless Aeva is able to generate sufficient revenue from the sale of its products to cover operating expense, working capital and capital expenditures.

Aeva has incurred negative cash flows from operating activities and losses from operations in the past as reflected in its accumulated deficit of $459.6 million as of December 31, 2023. Aeva expects to continue to incur operating losses due to continued investments that it intends to make in its business, including development of products. Aeva believes that existing cash and cash equivalent and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(118,826)	$(109,911)
Cash provided by investing activities	69,277	110,890
Cash provided by (used in) financing activities	20,676	(369)
Net increase (decrease) in cash and cash equivalents	$(28,873)	$610

Operating Activities

Net cash used in operating activities during the year ended December 31, 2023 of $118.8 million, was primarily attributable to a net loss of $149.3 million and a net change in net operating assets and liabilities of $4.8 million, partially offset by non-cash charges of $35.3 million. Non-cash charges primarily consisted of $23.7 million in stock-based compensation, $6.5 million in fair value at issuance of Series A Warrants, $4.6 million in depreciation and amortization of intangibles, $3.1 million in amortization of right-of-use assets, $0.2 million in change in the fair value of warrant liabilities, $0.2 million in impairment of inventory, partially offset by $3.0 million in accretion of discount on available for sale securities. The decrease in net operating assets and liabilities of $4.8 million was primarily due to a $6.4 million decrease in accrued liability, a $3.1 million decrease in lease liability, a $1.6 million decrease in accounts payable, and a $0.3 million increase in other noncurrent assets, partially offset by a $2.3 million decrease in accounts receivable due to timing of billing and cash collections, a $2.3 million increase in other current liabilities, a $1.3 million increase in accrued employee cost, a $0.4 million decrease in inventory, and a $0.3 million decrease in other current assets.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2023, was attributable to $232.7 million of cash received from the maturity and sale of available-for-sale investments, partially offset by cash used in purchase of investments of $152.4 million, $6.1 million used for purchase property, plant and equipment and $5.0 million used for purchase of non-marketable equity investments.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023, was attributable to a $20.6 million, net received from the private placement of common shares and a $0.2 million of proceeds from stock option exercises. partially offset by $0.2 million payment of taxes withheld on net settled vesting of restricted stock units.

Off-Balance Sheet Arrangements

As of December 31, 2023, Aeva has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

The Company also grants performance based restricted stock units (the “PBRSUs”) to executives and leadership team. PBRSUs have vesting conditions either based on pre-established performance goals of the Company or the performance of the Company’s total shareholder return. For the former, the fair value is determined based on the closing quoted price of the Company’s common stock on the grant date and the fair value is recognized using the graded-vesting attribution method over the requisite service period. For the latter, the Company uses a Monte Carlo simulation model to determine the fair value on the grant date and the fair value is recognized using the graded-vesting attribution method over the requisite service period.

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at fair value on the date of issuance, and each balance sheet date thereafter.

The Company utilizes the Black-Scholes option pricing model to value the liabilities classified warrants at each reporting period. The key assumptions in the option pricing model utilized include the following:

•
The expected volatility assumption is based on a blend of Aeva's historical equity volatility and guideline public companies equity volatility.
•
The expected term of the warrants is assumed to be the expected period until the expiry of the contractual term.
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

The following table presents the hypothetical change in fair values in the financial instruments we held at December 31, 2023 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $198.9 million at December 31, 2023. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 and 50 basis points (“BPS”).

	Decrease in interest rate		Increase in interest rate
(in thousands)	-100 BPS	-50 BPS	50 BPS	100 BPS
Total fair market value	$199,849	$199,389	$198,469	$198,009
Percentage change in fair market value	0.5%	0.2%	-0.2%	-0.5%

Foreign Currency Exchange Risk

There was no material foreign currency risk for the year ended December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Aeva Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aeva Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, consolidated statements of stockholders' equity, and consolidated statements of cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively, referred to as, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Warrant Liability – Series A Warrants – Refer to Notes 1, 4, 10, and 11 to the financial statements

Critical Audit Matter Description

The Company issued Series A Warrants to purchase 15,000,000 shares of Common Stock at an exercise price of $1.00 per share on December 18, 2023 (the “Series A Warrants”). The Company accounts for the Series A Warrants in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. The Company analyzed the Series A Warrants and determined that they are freestanding and do not exhibit any of the characteristics within ASC 480, and as such do not meet the characteristics of a liability under ASC 480. However, Series A Warrants do not meet all requirements for equity classification under ASC 815, and therefore they are accounted for as a warrant liability at fair value on the Company’s consolidated balance sheet, with subsequent changes in fair value recognized in the consolidated statement of operations at each reporting date.

The Company uses the Black-Scholes option pricing model (“BS model”) to determine the fair value of the Series A Warrants. Estimates and assumptions affecting the fair value measurement as of December 31, 2023 include the risk-free interest rate; the expected volatility of common stock; the fair value per share of the underlying shares of common stock; the expected term of Series A Warrants; and a zero dividend yield. A significant assumption impacting the fair value of the Series A Warrants is the expected volatility of common stock, which the Company based on the blended equity volatilities of the Company and guideline public companies, which were selected based on the similarity of their operations to those of the Company as well as their tenure as a public company. As of December 31, 2023, the fair value of the Series A warrant liability was $6.8 million.

Given the significant assumptions made by the Company in determining the fair value of the Series A warrant liability, performing audit procedures to evaluate the reasonableness of the Company’s expected volatility of common stock, including the Company’s selection of the guideline public companies used in making this significant assumption, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting and the fair value of the Series A warrant liability included the following, among others:

•
Evaluated adequacy of Company’s accounting assessment and conclusion to classify Series A Warrants as a liability considering ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity.
•
We tested the design and implementation of internal controls over the Company’s process for capturing and accounting for the Series A Warrants and determining the fair value measurements of the warrant liability, including the Company’s estimates and assumptions used in the BS model.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the fair value measurement of the Series A warrant liability, as follows:
o
Evaluating the Company’s selection of the BS model to determine fair value measurements of the Series A warrant liability
o
Evaluating the incorporation of the applicable estimates and assumptions into the BS model and testing the model's mathematical accuracy
o
Testing the underlying source information used by the Company in making estimates and assumptions, including the selection of the guideline public companies used in the expected volatility of common stock
o
Developing a range of independent estimates and comparing our estimates to those used by the Company
o
Recalculating the fair value of the Series A warrant liability based on our independent estimates and comparing our calculation to the Company’s fair value calculation

We evaluated the Company’s disclosures of the fair value measurements of the Series A warrant liability.

/s/ Deloitte & Touche LLP

San Jose, California

March 15, 2024

We have served as the Company's auditor since 2020.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of December 31,
	2023	2022
Assets
Cash and cash equivalents	$38,547	$67,420
Marketable securities	182,481	256,392
Accounts receivable	628	2,887
Inventories	2,374	2,951
Other current assets	5,195	5,473
Total current assets	229,225	335,123
Operating lease right-of-use assets	7,289	7,402
Property, plant, and equipment, net	12,114	9,720
Intangible assets, net	2,625	3,525
Other noncurrent assets	6,132	862
Total assets	$257,385	$356,632
Liabilities and stockholders’ equity
Accounts payable	$3,602	$5,182
Accrued liabilities	2,648	9,063
Accrued employee costs	6,043	4,721
Lease liability, current portion	3,587	2,667
Other current liabilities	2,524	194
Total current liabilities	18,404	21,827
Lease liability, noncurrent portion	3,767	4,789
Warrant liabilities	6,772	90
Total liabilities	28,943	26,706
Commitments and contingencies (Note 15)
Preferred stock $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 261,945 and 218,748 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	26	22
Additional paid-in capital	688,103	643,756
Accumulated other comprehensive loss	(87)	(3,585)
Accumulated deficit	(459,600)	(310,267)
Total stockholders’ equity	228,442	329,926
Total liabilities and stockholders’ equity	$257,385	$356,632

The accompanying notes are an integral part of these consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$4,312	$4,192	$9,265
Cost of revenue	10,198	8,447	5,833
Gross profit (loss)	(5,886)	(4,255)	3,432
Operating expenses:
Research and development expenses	102,503	109,587	74,768
General and administrative expenses	31,761	31,070	28,407
Selling and marketing expenses	7,638	7,043	4,443
Total operating expenses	141,902	147,700	107,618
Operating loss	(147,788)	(151,955)	(104,186)
Interest income	8,925	3,707	372
Other income (expense), net	(10,470)	943	1,936
Net loss before income taxes	(149,333)	(147,305)	(101,878)
Income tax provision	—	—	—
Net loss	$(149,333)	$(147,305)	$(101,878)
Unrealized gain (loss) on available-for-sale securities	3,498	(3,061)	(524)
Total comprehensive loss	(145,835)	(150,366)	(102,402)
Net loss per share, basis and diluted	$(0.66)	$(0.68)	$(0.51)
Weighted-average shares used in computing net loss per share, basic and diluted	227,060,773	217,307,896	200,849,663

The accompanying notes are an integral part of these consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Additional paid-in	Other Comprehensive	Accumulated	Total stockholders
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020	151,365,509	$15	$87,982	$—	$(61,084)	$26,913
Business combination and PIPE financing, net of acquired private placement warrant of $3,014	59,343,104	6	557,757	—	—	557,763
Offering cost in connection with Business combination and PIPE financing	—	—	(47,708)	—	—	(47,708)
Stock-based compensation	—	—	22,237	—	—	22,237
Issuance of common stock upon exercise of stock options	3,701,243	—	911	—	—	911
Issuance of common stock upon release of restricted stock units	758,945	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(171,787)	—	(1,338)	—	—	(1,338)
Unrealized loss on available-for-sale securities		—	—	(524)	—	(524)
Net loss	—	—	—	—	(101,878)	(101,878)
Balance as of December 31, 2021	214,997,014	$21	$619,841	$(524)	$(162,962)	$456,376
Stock-based compensation	—	—	24,285	—	—	24,285
Issuance of common stock upon exercise of stock options	1,464,760	1	349	—	—	350
Issuance of common stock upon release of restricted stock units	2,521,081	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(234,552)	—	(720)	—	—	(720)
Issuance of common stock upon exercise of warrants	120	—	1	—	—	1
Unrealized loss on available-for-sale securities	—	—	—	(3,061)	—	(3,061)
Net loss	—	—	—	—	(147,305)	(147,305)
Balance as of December 31, 2022	218,748,423	$22	$643,756	$(3,585)	$(310,267)	$329,926
Issuance of common stock in private placement, net of issuance cost of $818	36,802,299	4	20,633			20,637
Stock-based compensation	—	—	23,675	—	—	23,675
Issuance of common stock upon exercise of stock options	657,242	—	238	—	—	238
Issuance of common stock upon release of restricted stock units	6,027,613	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(290,773)	—	(199)	—	—	(199)
Unrealized gain on available-for-sale securities	—	—		3,498	—	3,498
Net loss	—	—		—	(149,333)	(149,333)
Balance as of December 31, 2023	261,944,804	$26	$688,103	$(87)	$(459,600)	$228,442

The accompanying notes are an integral part of these consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(149,333)	$(147,305)	$(101,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,622	3,265	1,147
Impairment of inventories	224	1,664	—
Loss on write down of fixed assets	—	—	52
Fair value at issuance of Series A warrants	6,500	—	—
Change in fair value of warrant liabilities	182	(970)	(1,954)
Stock-based compensation	23,675	24,247	22,237
Amortization of right-of-use assets	3,108	2,882	1,901
Realized loss on available-for-sale securities	—	29	—
Amortization of premium and accretion of discount on available-for-sale securities, net	(2,973)	389	1,498
Changes in operating assets and liabilities:
Accounts receivable	2,259	(546)	(2,200)
Inventories	353	(2,552)	(844)
Other current assets	279	3,634	(7,285)
Other noncurrent assets	(270)	(3)	(795)
Accounts payable	(1,592)	1,287	2,667
Accrued liabilities	(6,415)	4,953	3,202
Accrued employee costs	1,322	2,525	1,474
Lease liability	(3,097)	(2,871)	(1,785)
Other current liabilities	2,330	(539)	458
Net cash used in operating activities	(118,826)	(109,911)	(82,105)
Cash flows from investing activities:
Purchase of property, plant, and equipment	(6,104)	(7,439)	(3,850)
Purchase of non-marketable equity investments	(5,000)	—	—
Purchase of available-for-sale securities	(152,364)	(210,197)	(571,925)
Proceeds from sale of available-for-sale securities	—	—	20,123
Proceeds from maturities of available-for-sale securities	232,745	328,526	171,580
Purchase of intangible assets	—	—	(4,500)
Net cash provided by (used in) investing activities	69,277	110,890	(388,572)
Cash flows from financing activities:
Proceeds from business combination and private offering	—	—	560,777
Transaction costs related to business combination and private offering	—	—	(47,487)
Proceeds from issuance of stock in private placement	21,455	—	—
Transaction costs related to issuance of stock in private placement	(818)	—	—
Payments of taxes withheld on net settled vesting of restricted stock units	(199)	(720)	(1,338)
Proceeds from exercise of stock options	238	350	911
Proceeds from exercise of warrants	—	1	—
Net cash provided by (used in) financing activities	20,676	(369)	512,863
Net increase (decrease) in cash and cash equivalents	(28,873)	610	42,186
Beginning cash and cash equivalents	67,420	66,810	24,624
Ending cash and cash equivalents	$38,547	$67,420	$66,810
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Unpaid property, plant and equipment purchases	$90	$79	$796
Private placement of warrants acquired as part of merger	$—	$—	$3,014
Right-of-use asset obtained in exchange for lease liability	$2,995	$—	$10,515
Non-cash lease adoption	$—	$—	$1,671

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

Basis of Presentation

The Business Combination is accounted for as a reverse recapitalization as the pre-combination Aeva was determined to be the accounting acquirer under FASB’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The determination is primarily based on the evaluation of the following facts and circumstances:

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

The Company has funded its operations primarily through the Business Combination and issuances of stock. As of December 31, 2023, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $221.0 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $459.6 million as of December 31, 2023. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

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

As of December 31, 2023 and 2022, one customer accounted for 42% and 66% of accounts receivable, respectively. As of December 31, 2023, three vendors accounted for 34% accounts payable and as of December 31, 2022, two vendors accounted for 20% of accounts payable.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include but not limited to revenue recognition, valuation allowance for deferred tax assets, product warranty reserves, stock-based compensation, useful lives of property and equipment, inventory valuation and reserves, useful lives of intangible assets, accrued liabilities, incremental borrowing rate for leases, impairment of long-lived assets, allowance for expected credit losses, fair value estimates and impairment of investments, loss contingencies and the valuation of the warrants. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results could differ from those estimates, and such differences could be material to the Company’s financial condition and results of operations.

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

Non-Marketable Equity Investments Measured Using the Measurement Alternative

The Company holds non-marketable equity investment without readily determinable market values for which the Company does not have the ability to exercise significant influence. The Company accounts for investments in non-marketable equity securities using the measurement alternative. As such, the Company records its investment in these securities at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes for an identical or similar investment of the same issuer.

Leases

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for credit loss quarterly based on historical experience with each customer and the specifics of each arrangement. As of December 31, 2023 and 2022, the Company did not have any significant allowance for credit losses or write-offs. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. There was no impairment of long-lived assets during the years ended December 31, 2023 or 2022.

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

Significant financing component. In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied. However, the Company’s contracts are generally one year or less; therefore, the Company applies a practical expedient and does not consider the effects of the time value of money. The Company’s contracts with customer prepayment terms do not include a significant financing component because the primary purpose is not to receive or provide financing from or to the customer.

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

The Company evaluates variable consideration in arrangements with contract terms such as price concessions and acceptance clauses. The Company generally uses the expected value method, primarily relying on its history, to estimate variable consideration. However, when the Company believes it to provide a better estimate, it uses the most likely amount method. In either case, the Company considers variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Reassessments of its variable consideration may occur as historical information changes.

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

Stock-based Compensation

The Company measures the cost of share-based awards granted to employees and directors based on the grant-date fair value of the awards. The grant-date fair value of the stock options is calculated using a Black-Scholes option pricing model. The Black-Scholes pricing model requires the use of subjective assumptions including the option’s expected term, the volatility of the underlying stock, the fair value of the stock, dividend yield rate and the risk-free rate. The fair value of the service condition based restricted stock units (the “RSUs”) is equal to the closing price of the Company’s common stock on the grant date. The fair value of these stock-based grants is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The fair value of PBRSUs is recognized using the graded-vesting attribution method over the requisite service period.

Performance based restricted stock units (the “PBRSUs”) have vesting conditions either based on pre-established performance goals of the Company or the performance of the Company’s total shareholder return. For the former, the fair value is determined based on the closing quoted price of the Company’s common stock on the grant date and the fair value is recognized using the graded-vesting attribution method over the requisite service period. For the latter, the Company uses a Monte Carlo simulation model to determine the fair value on the grant date and the fair value is recognized using the graded-vesting attribution method over the requisite service period.

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at fair value on the date of issuance, and each balance sheet date thereafter.

Intangible Assets

Intangible assets, consists of purchased patents that are stated at cost less accumulated amortization. Intangible assets have been determined to have finite lives and are amortized on a straight-line basis over their estimated remaining economic lives, which is estimated at five years. Amortization expense is included in general and administrative expenses.

Recent Accounting Pronouncements

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

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

Immediately prior to the closing of the Business Combination, each issued and outstanding share of Aeva, Inc.’s redeemable, convertible preferred stock, was converted into shares of common stock based on a one-to-one ratio (see Note 11). The Business Combination is accounted for with a retrospective application of the Business Combination that results in 78,120,214 shares of redeemable convertible preferred stock converting into the same number of shares of Aeva, Inc. common stock.

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

Note 3. Revenue

Disaggregation of Revenues

The Company disaggregate its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the years ended December 31, 2023, 2022 and 2021, based on the disaggregation criteria described above are as follows (in thousands):

	Year Ended December 31,
	2023		2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$2,815	65%	$2,965	71%	$8,816	95%
EMEA	728	17%	1,085	26%	232	3%
Asia	769	18%	142	3%	217	2%
Total	$4,312	100%	$4,192	100%	$9,265	100%
Revenue by timing of recognition:
Recognized at a point in time	$3,877	90%	$2,735	65%	$1,776	19%
Recognized over time	435	10%	1,457	35%	7,489	81%
Total	$4,312	100%	$4,192	100%	$9,265	100%

The point in time revenue was primarily related to the product revenue and overtime revenue was from non-recurring engineering services.

For the year ended December 31, 2023 two customers accounted for 23% and 22% of the Company's revenue. For the year ended December 31 2022 and 2021, one customer accounted for 81% and 80% of the Company’s revenue, respectively.

Contract Assets and Contract Liabilities

As of December 31, 2023 and 2022, the Company had contract assets of $0.1 million and $0.2 million, respectively, recognized in other current assets. As of December 31, 2023, the Company had contract liability of $2.1 million, recognized in other current liability. The Company had no contract liability, as of December 31, 2022.

Remaining Performance Obligations

The majority of the Company’s customer contracts allow customers to terminate for convenience or have an original duration of one year or less.

As of December 31, 2023, the total amount of the transaction price allocated to unsatisfied performance obligations for contracts with an original duration greater than one year was $25.0 million, of which approximately 20% is expected to be recognized as revenue over the next 12 months, and the remainder thereafter.

As of December 31, 2022, the total amount of the transaction price allocated to unsatisfied performance obligations for contracts with an original duration greater than one year was immaterial.

Note 4. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2023
	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$21,799	$—	$—	$21,799	$21,799	$—

Level 1
Money market funds	6,266	—	—	6,266	6,266	—

Level 2
U.S. Government securities	35,962	8	(97)	35,873	—	35,873
U.S. Treasury securities	18,323	1	(14)	18,310	10,482	7,828
Commercial paper	38,491	25	(16)	38,500	—	38,500
Corporate bonds	100,274	136	(130)	100,280	—	100,280
Subtotal	193,050	170	(257)	192,963	10,482	182,481
Total assets	$221,115	$170	$(257)	$221,028	$38,547	$182,481

Liabilities
Level 3
Warrant liabilities	6,772	—	—	6,772	—	—
Total liabilities	$6,772	$—	$—	$6,772	$—	$—

	December 31, 2022
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$17,980	$—	$17,980	$17,980	$—

Level 1
Money market funds	44,443	—	44,443	44,443	—

Level 2
U.S. Government securities	65,493	(1,518)	63,975	—	63,975
U.S. Treasury securities	14,953	(111)	14,842	—	14,842
Commercial paper	40,859	(100)	40,759	4,997	35,762
Corporate bonds	143,669	(1,856)	141,813	—	141,813
Subtotal	264,974	(3,585)	261,389	4,997	256,392
Total assets	$327,397	$(3,585)	$323,812	$67,420	$256,392

Liabilities
Level 3
Warrant liabilities	90	—	90	—	—
Total liabilities	$90	$—	$90	$—	$—

The fair value of the private placement warrants and Series A Warrants is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liabilities, the Company used the Black-Scholes option-pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate, and dividend yield.

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	December 31, 2023	December 31, 2022
Fair value, beginning balance	$90	$1,060
Fair value at issuance of Series A warrants	6,450	—
Change in the fair value of Series A warrants included in other income (expense), net	300	—
Change in the fair value of private placement warrants included in other income (expense), net	(68)	(970)
Fair value, closing balance	$6,772	$90

The key inputs into the Black-Scholes option pricing model for the private warrants were as follows for the relevant periods:

	December 31, 2023	December 31, 2022
Expected term (years)	2.2	3.2
Expected volatility	94.1%	88.2%
Risk-free interest rate	4.23%	4.22%
Dividend yield	0%	0%
Exercise Price	$11.50	$11.50

The key inputs into the Black-Scholes option pricing model for the Series A warrants were as follows for the relevant periods:

	December 31, 2023	December 18, 2023
Expected term (years)	4.0	4.0
Expected volatility	87.2%	86.4%
Risk-free interest rate	3.89%	4.00%
Dividend yield	0%	0%
Exercise Price	$1.00	$1.00

Note 5. Acquisition and Intangible Assets

During the year ended December 31, 2021, the Company purchased certain intellectual property for a total consideration of approximately $4.5 million in cash. The assets acquired primarily consists of intellectual property (patents).

The Company applied a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets and determine the transaction should be accounted for as an asset acquisition. Since the only substantive assets acquired was intellectual property the entire purchase price was allocated to the intellectual property. The acquired intellectual property has a weighted-average useful life of 5 years. The Company recorded amortization expense related to the acquired intangible assets of $0.9 million, $0.9 million and $0.1 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, expected amortization expense relating to purchased intangible assets over the remaining life was as follows (in thousands):

Intangibles
2024	$900
2025	900
2026	825
Total future amortization	$2,625

Note 6. Inventories

Inventories consist of the following (in thousands):

	As of December 31,
	2023	2022
Raw materials	$2,178	$2,743
Work-in-progress	136	42
Finished goods	60	166
Total inventories	$2,374	$2,951

Note 7. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of December 31,
	2023	2022
Computer equipment	$2,795	$2,363
Lab equipment	7,151	5,055
Leasehold improvements	3,148	2,961
Construction in progress	1,434	1,488
Testing equipment	1,455	692
Manufacturing equipment	4,269	1,831
Furniture, fixtures and other equipment	458	535
Total property, plant and equipment	20,710	14,925
Less: accumulated depreciation	(8,596)	(5,205)
Total property, plant and equipment, net	$12,114	$9,720

Depreciation related to property, plant and equipment was $3.7 million, $2.4 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 8. Other current assets

Other current assets consist of the following (in thousands):

	As of December 31,
	2023	2022
Prepaid expenses	$2,228	$2,343
Contract assets	140	247
Vendor deposits	1,104	1,398
Other current assets	1,723	1,485
Total other current assets	$5,195	$5,473

Note 9. Other non-current assets

Other non-current assets consist of the following (in thousands):

	As of December 31,
	2023	2022
Non-marketable equity investments	$5,000	$—
Security deposits	1,116	854
Other non-current assets	16	8
Total other non-current assets	$6,132	$862

In November 2023, the Company made an investment in 700,440 Preferred Stock of a private company for a cash consideration of $5.0 million. The Company’s investment in the private company represents less than 1% of total capitalization. The Company neither has significant influence over the private company nor does the investment amount to a controlling financial interest in the private company. The Company elected to apply the measurement alternative, and as such, records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes in orderly transactions. During the fiscal year ended December 31, 2023, the Company did not identify any impairment or observable price changes for this non-marketable equity investment.

Note 10. Financing transaction

Private Investment

On November 8, 2023, the Company entered into Subscription Agreements (the “Subscription Agreements”) with entities affiliated with Sylebra Capital Limited (“Sylebra”) and Adage Capital Management, providing for the purchase of an aggregate of 36,802,299 shares of the Company’s common stock, $0.0001 par value per share (the “PIPE Shares”), at a price of $0.58 per PIPE Share for an aggregate purchase price of approximately $21.4 million (the “Private Placement”). The PIPE Shares are recorded as outstanding common stock.

Standby Equity Purchase Agreement

On November 8, 2023, the Company also entered into a Standby Equity Purchase Agreement (the “Facility Agreement”) with entities affiliated with Sylebra, pursuant to which the Company will have the right, but not the obligation to sell to Sylebra up to $125 million of its shares of Preferred Stock, subject to satisfaction of certain conditions, by November 8, 2026. Each sale the Company requests under the Facility Agreement (each, an “Advance” and collectively, the “Advances”) may be for a number of shares of preferred stock with an aggregate value of at least $25.0 million but not more than $50.0 million (except with Sylebra’s consent).

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

The Company’s right to request Advances is conditioned upon the Company achieving a minimum of one new passenger auto-original equipment manufacturer (“OEM”) or commercial OEM program award with at least a 50,000 unit volume, the trading price of the Common Stock being below $3.00 at the time of the Advance request and other customary conditions. Prior to any Advance, the Company will assess its capital needs and other factors, including the impact of an Advance on the Company’s outstanding executive pledge arrangements.

The Preferred Stock issued in connection with the facility agreement ranks senior to common stock upon the Company’s liquidation, dissolution or winding up. The Preferred Stock is entitled to priority cumulative dividends which shall accrue daily from and after the original issue date of such share and shall compound on a quarterly basis on each dividend payment date. The accrued dividends shall in all cases be payable upon liquidation.

The Company shall pay dividends on each share of Preferred Stock in cash or in kind through issuance of shares of common stock with an aggregate value equal to the amount of the dividend to have been paid divided by the dividend conversion price. The board of directors of the Company may at its sole discretion elect to pay the dividends in cash in lieu of shares of common stock. The Convertible Redeemable Preferred Stock have no voting rights unless they are converted into shares of common stock.

Holders may, at their option, elect to convert some or all Preferred Stock held by such holder, at any time and from time to time prior to a change of control, into a number of shares of common stock per share of the Preferred Stock equal to (x) the quotient of the issuance price divided by the conversion price in effect at the time of conversion. At any time on or after the two-year anniversary of the issuance date, the Company shall have the right to redeem the Preferred Stock of any holder outstanding at such time at the issuance price plus three (3) years of dividend payment (“Redemption price”); provided, that (a) the closing price of a share of common stock exceeds 250% of the then-applicable conversion price per share for at least 20 out of 30 consecutive trading days prior to the redemption date and (b) a shelf registration statement that is required to be effective pursuant to the registration rights agreement on such date shall be effective on such date with respect to the applicable holder. The redemption price shall be payable in cash or in shares of common stock. Additionally, upon the occurrence of a change of control, the holders of Preferred Stock shall be entitled to receive in full a liquidating purchase in cash and in the amount per share of the Preferred Stock equal to the sum of (i) the liquidation preference plus (ii) accrued dividends with respect to such shares of Preferred Stock.

In connection with this financing, the Company also paid the entities affiliated with Sylebra, (a) a facility fee in the amount of $2.5 million, (b) an origination fee in the amount of $0.6 million, (c) an administrative fee in the amount of $0.3 million and (d) reasonable fees and expenses of the investor and its counsel, up to approximately $0.4 million. The issuance costs related to the Facility Agreement were expensed as incurred as it failed to meet the equity classification guidance under ASC 815-40, and were deemed to be a derivative asset. The fair value of the derivative asset was not material as of and for the period ended December 31, 2023.

In addition, upon receipt of stockholder approval in December 2023, the Company issued to Sylebra 15,000,000 Series A Warrants to purchase shares of Common Stock at an exercise price of $1.00.

As of December 31, 2023, the Company had 15,000,000 Series A Warrants outstanding. The Series A Warrants were issued as consideration for entering into the Facility Agreement as discussed above. Each Series A Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.00 per share. Each Series A Warrant is currently exercisable and expires in December 2027. Holders shall not have the right to exercise the Series A Warrants to the extent that after giving effect to such exercise, such person would beneficially own in excess of 19.9% of the Company’s outstanding common stock immediately after giving effect to such exercise.

The exercise price and number of shares of common stock issuable upon exercise of the Series A Warrants may be adjusted in certain circumstances including in the event of a stock dividend or split, subsequent rights offerings, pro rata purchases, merger, reorganization, recapitalization, or spin-off. However, the Series A Warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices. The Series A Warrants do not entitle the holders to any voting rights, dividends or other rights as a stockholder of the Company prior to being exercised for common stock.

The Company analyzed the Series A Warrants and determined that they are freestanding and do not exhibit any of the characteristics within ASC 480, and as such do not meet the characteristics of a liability under ASC 480. However, Series A Warrants do not meet all requirements for equity classification under ASC 815, and therefore are classified as a liability on the Company’s consolidated balance sheets.

Note 11. Capital Structure

As of December 31, 2023, the Company had authorized a total of 432,000,000 shares for issuance, with 422,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock.

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

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of December 31, 2023, no shares of preferred stock were issued and outstanding.

Warrants

As of December 31, 2023, the Company had 12,074,876 public and 384,000 private warrants outstanding. These warrants were issued pursuant in the Initial Public Offering and each warrant entitles the registered holder to purchase one share of common stock at an exercise price of $11.50 per share.

In addition, 15,000,000 Series A Warrants are outstanding as of December 31, 2023 which were issued in connection with the facility agreement. Each Series A Warrants entitles the registered holder to purchase one share of common stock at an exercise price of $1.00 per share and expire in December 2027.

Note 12. Earnings (Loss) Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Year ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(149,333)	$(147,305)	$(101,878)
Net loss attributable per share to common stockholders	(149,333)	(147,305)	(101,878)
Denominator:
Weighted average shares of common stock outstanding – Basic	227,060,773	217,307,896	200,849,663
Dilutive effect of potential common stock	—	—	—
Weighted average shares of common stock outstanding – Diluted	227,060,773	217,307,896	200,849,663
Net loss per share attributable to common stockholders – Basic and Diluted	$(0.66)	$(0.68)	$(0.51)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Year ended December 31,
	2023	2022	2021
Common stock options issued and outstanding	12,073,577	13,434,083	13,858,356
Restricted stock units	26,020,886	11,945,375	6,631,079
Performance-based restricted stock units	9,558,823	—	—
Common stock warrants	12,458,876	12,458,876	12,458,876
Series A warrants	15,000,000	—	—
Total	75,112,162	37,838,334	32,948,311

Note 13. Stock-based Compensation

Stock Options

The Company maintains the 2016 Stock Incentive Plan and the 2021 Incentive Award Plan (the “Stock Plans”) under which incentive stock options, non-qualified stock options and RSUs may be granted to employees. Under the Stock Plans, the Company has 8,684,181 shares available for issuance as of December 31, 2023.

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

The fair value of stock option awards was determined on the grant date using the Black-Scholes option-pricing model. No new options were granted during the year ended December 31, 2023 and 2021. The assumptions for the Black-Scholes model for options granted during the period ended December 31, 2022 were as follows:

Expected term (years)(1)	6.02
Expected volatility(2)	48.7% - 49.0%
Common Stock Value	2.92 - 3.28
Risk-free interest rate(3)	2.73% - 2.93%
Dividend yield(4)	0%

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
(4)
The Company has assumed a dividend yield of zero as they have no plans to declare dividends in the foreseeable future.

The following table summarized the stock option activity and related information under all stock option plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	17,801,986	$0.36	8.27	$140,560
Exercised	(3,701,243)	0.25	—	—
Forfeited	(242,387)	0.41	—	—
Outstanding as of December 31, 2021	13,858,356	$0.39	7.47	$99,406
Granted	1,335,000	3.08	—	—
Exercised	(1,464,760)	0.24	—	—
Forfeited	(294,513)	0.51	—	—
Outstanding as of December 31, 2022	13,434,083	$0.67	6.77	$11,593
Exercised	(657,242)	0.36	—	—
Forfeited	(703,264)	2.85	—	—
Outstanding as of December 31, 2023	12,073,577	$0.56	5.73	$4,004
Vested and exercisable as of December 31, 2023	11,538,928	$0.48	5.64	$3,972
Vested and expected to vest as of December 31, 2023	12,073,577	$0.56	5.73	$4,004

The intrinsic value of options exercised during years ended December 31, 2023, 2022 and 2021 was $0.5 million, $7.2 million, and $32.0 million, respectively.

As of December 31, 2023, the Company had $0.6 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 1.4 years.

As of December 31, 2021, the Company recognized $1.1 million of the additional compensation expense for certain stock option grants that had a performance vesting condition that was satisfied as of the Closing of the BCA.

Restricted Stock Units (“RSUs”) and Performance-based Restricted Stock Units (“PBRSUs”)

Beginning November 2020, the Company granted RSUs and PBRSUs to certain employees and consultants pursuant to the 2016 and 2020 Stock Plan. RSU’s typically vest 25 percent upon the one-year anniversary date from the initial vesting date, with 12.5% vesting on each six-month anniversary date over the following three years. The RSUs are subject to a time-based vesting condition. PBRSUs are subject to a time-based vesting condition and a performance condition tied to the completion of the merger with InterPrivate, both of which must be satisfied in order for the PBRSUs to be vested and settled for shares of Common Stock. The performance vesting condition for these PBRSU were met on March 12, 2021. As a result, the Company’s outstanding PBRSUs and RSUs vested to the extent the applicable service condition was satisfied as of such date.

In May 2023, the Company granted a total of 5,882,353 PBRSUs to certain executives that vest on achieving certain operational milestones as defined in the individual grant agreements subject to continued employment through 2025. Stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. If satisfaction of the performance condition is not probable, stock-based compensation cost recognition is deferred until it becomes probable. The Company reassesses the probability as to whether satisfaction of the performance condition is probable on a quarterly basis, and stock-based compensation cost is adjusted based on the portion of the requisite service provided. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest or the performance period lapses. The weighted-average grant date PBRSU fair value of $1.02 per share is determined based upon the market closing price of the Company’s common stock on the date of grant. As of December 31, 2023, the total unrecognized compensation expense related to the performance-based PBRSUs was $1.5 million, which is expected to be amortized over a weighted-average period of 2.0 years.

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

As of December 31, 2023, the total unrecognized compensation expense related to the market-based PBRSUs was $0.8 million, which is expected to be amortized over a weighted-average period of 3.2 years.

The following table summarizes our RSU activity (includes performance-based restricted stock units) for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	1,536,195	$7.74
Granted	6,206,975	10.51
Released	(758,945)	9.34
Forfeited	(353,146)	9.83
Outstanding as of December 31, 2021	6,631,079	$10.04
Granted	9,200,047	3.20
Released	(2,521,081)	8.75
Forfeited	(1,364,670)	8.45
Outstanding as of December 31, 2022	11,945,375	$5.22
Granted	25,715,759	1.21
Released	(6,027,613)	3.77
Forfeited	(5,612,635)	3.64
Outstanding as of December 31, 2023	26,020,886	$1.93

The total fair value of restricted stock and performance based restricted stock awards vested for the years ended December 31, 2023, 2022 and 2021, was $6.2 million $8.3 million and $6.6 million, respectively.

As of December 31, 2023, the Company had $41.9 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted average period of 3.0 years.

Employee Stock Purchase Plan

In November 2022, the Board and the Company’s stockholders adopted the 2022 Employee Stock Purchase Plan (“ESPP”) under which 1,831,812 shares were authorized for issuance. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deduction with up to 15% of their pre-tax earnings subject to certain Internal Revenue Code limitations. The purchase price of shares is 85% of the lower of the fair market value of the Company’s common stock on the first day of a six-month offering period, or the relevant purchase date. In addition, participants are subject to $25,000 annual purchase restriction. No ESPP shares were purchased during 2023.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Cost of revenue	$965	$1,161	$1,483
Research and development expenses	16,760	17,197	12,754
Sales and marketing expenses	819	917	371
General and administrative expenses	5,131	4,972	7,629
Total	$23,675	$24,247	$22,237

Stock-based compensation of $38 thousand was capitalized in deferred cost for the year ended December 31, 2022. Stock-based compensation capitalized will be recognized as cost when the related non-recurring service revenue is recognized.

Note 14. Income Taxes

Components of Income Before Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousand):

	Year ended December 31,
	2023	2022	2021
Domestic	$(149,540)	$(147,314)	$(101,878)
Foreign	207	9	—
Income (loss) before income taxes	$(149,333)	$(147,305)	$(101,878)

Components of Tax Expense

There has historically been no federal, state or foreign provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the years ended December 31, 2023, 2022 and 2021, the Company recognized no provision related to income taxes.

Effective Tax Rate

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate of 21% is as follows:

	Year ended December 31,
	2023	2022	2021
U.S. federal provision at statutory rate	21.0%	21.0%	21.0%
Tax credits	3.0%	2.7%	2.2%
Stock-based compensation	(2.7)%	1.9%	3.9%
Section 162(m)	(0.1)%	(0.6)%	(1.4)%
Change in valuation allowance	(19.6)%	(25.1)%	(26.2)%
Other	(1.6)%	0.1%	0.5%
Effective tax rate	0.0%	0.0%	0.0%

The Company’s effective tax rates differ from the federal statutory rate primarily due to the change in valuation allowance.

Deferred Taxes

The Company’s deferred income tax assets and liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	Year ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forward	$62,346	$59,613
Tax credits	18,261	11,473
Intangibles	3,499	3,718
Other	28	923
Stock-based compensation	1,998	2,759
Lease liability	1,542	1,912
Research and development costs	33,341	20,091
Accruals and reserves	1,364	1,190
Total deferred tax assets before valuation allowance	122,379	101,679
Valuation allowance	(120,779)	(99,711)
Total deferred tax assets	1,600	1,968
Deferred tax liabilities:	—	—
Right of use assets	(1,528)	(1,899)
Fixed assets	(72)	(69)
Total deferred tax liabilities	(1,600)	(1,968)
Net deferred tax assets (liabilities)	$—	$—

The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the losses the Company generated in the current and prior years; the Company believes it is not more likely than not that all of the deferred tax assets can be realized. Accordingly, the Company established and recorded a full valuation allowance on its net deferred tax assets of $120.8 million as of December 31, 2023 and a net valuation allowance on its deferred tax assets of $99.7 million as of December 31, 2022. The valuation allowance increased by $21.1 million for the year ended December 31, 2023.

As of December 31, 2023, the Company had $232.2 million of U.S. federal and $189.9 million of state net operating loss carryforwards available to reduce future taxable income, of which $229.0 million will be carried forward indefinitely for U.S. federal tax purposes and the remainder of losses will expire beginning in 2036 for federal and 2031 for state tax purposes.

The Company also has federal and California research and development tax credit carryforwards of $21.2 million and $13.5 million, respectively. The federal research credit carryforwards will expire in 2036 and California research credits can be carried forward indefinitely.

The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company has completed an analysis as of December 31, 2022 and doesn’t expect any net operating loss carryforwards or tax credit carryforwards to expire due to a limitation. The Company is in the process of preparing a Sec. 382 study through December 31, 2023.

Unrecognized Tax Benefits

The Company accrues for uncertain tax positions identified, which are not deemed more likely than not to be sustained if challenged, and recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company has not accrued any interest on uncertain tax benefits associated with unrecognized tax benefits and had immaterial cumulative interest and penalties as of December 31, 2023, 2022 and 2021.

The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year ended December 31,
	2023	2022	2021
Unrecognized tax benefits as of the beginning of the year	$8,872	$4,702	$1,934
Increase related to prior year tax provisions	—	(100)	107
Decrease related to prior year tax provisions	—	—	—
Increase related to current year tax provisions	4,937	4,270	2,661
Statue lapse	—	—	—
Unrecognized tax benefits as of the end of the year	$13,809	$8,872	$4,702

Included in the balance of unrecognized tax benefits as of December 31, 2023, 2022 and 2021, are no amounts that, if recognized, would affect the effective tax rate.

The Company’s major tax jurisdictions are the United States, various states and India. Due to the net operating loss carryforward since inception, all tax years are open for examination. There have been no examinations of our income tax returns by any tax authority.

Note 15. Commitments and Contingencies

Leases

The weighted-average remaining lease terms were 2.0 years and 1.9 years as of December 31, 2023 and 2022, respectively. The weighted-average discount rates were 6.04% and 5.25% as of December 31, 2023 and 2022, respectively. Operating lease costs for the year ended December 31, 2023, 2022 and 2021, were $3.7 million, $3.3 million and $2.3 million, respectively.

Short-term lease costs for the years ended December 31, 2023 and 2022, were $0.1 million and $0.1 million, respectively.

Variable lease costs for the years ended December 31, 2023 and 2022, were $0.5 million and $0.5 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2023 (in thousands):

Operating Leases
2024	$3,949
2025	3,157
2026	729
Total minimum lease payments	7,835
Less: imputed interest	(481)
Total lease liability	$7,354

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

On November 27, 2023, Anita Wallace (“Plaintiff”) filed a Verified Class Action Complaint (the “Complaint”) in the Delaware Court of Chancery (the “Court”) under the caption Wallace v. Salehian, et al., C.A. No. 2023-1187-PAF (the “Action”) on behalf of a putative class of stockholders of Aeva Technologies, Inc. (“Aeva”) challenging disclosures made in connection with the then-proposed issuance of shares of Aeva’s common stock in proxy solicitation materials submitted to the U.S. Securities and Exchange Commission (the “SEC”) on November 17, 2023 (the “Preliminary Proxy Statement”). The Action sought, among other things, a preliminary injunction against the vote on the proposed stock issuance.

On December 7, 2023, Aeva filed a proxy statement supplement containing supplemental disclosures that mooted the allegations in the Action. On January 11, 2024, the Court entered an Order dismissing the Action as moot and retaining jurisdiction solely for adjudicating the anticipated application of plaintiff’s counsel for an award of attorneys’ fees and expenses. Aeva, on behalf of all defendants in the Action, subsequently agreed to pay $350,000 in attorneys’ fees and expenses which was recorded as accrued liabilities for the year ended December 31, 2023, in full satisfaction of the claim for attorneys’ fees and expenses in the Action.

On January 22, 2024, the Court entered an Order closing the Action, subject to Aeva filing an affidavit with the Court confirming that this notice has been issued. In entering the Order, the Court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness.

Litigation – other matters

On March 7, 2024, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against InterPrivate Acquisition Management LLC, InterPrivate LLC, and former directors and officers of InterPrivate Acquisition Corp (“IPV”). The lawsuit is captioned, Louis Smith v. Ahmed M. Fattouh, et al., (Del. Ch. 2024). Among other remedies, the complaint seeks damages and attorneys’ fees and costs. In connection with IPV’s March 12, 2021, merger transaction with Aeva Inc., Aeva granted certain indemnification rights to IPV’s former directors and officers. However, neither Aeva nor its current directors or officers are named as defendants in the complaint.

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

Note 16. Segment Information

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

Revenues from External Customers

Revenues from customers outside the United States were 35%, 29%, and 5% of total revenues for the fiscal years ended December 31, 2023, 2022 and 2021, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region (in thousands):

	Year Ended December 31,
	2023	2022
United States	$8,675	$8,236
Thailand	3,154	1,379
EMEA	285	105
Total	$12,114	$9,720

Note 17. Subsequent Events

On March 11, 2024, the Company issued a press release announcing that the Board of Directors of the Company has determined to set a reverse stock split ratio of 1-for-5 for a reverse stock split of the Company’s outstanding shares of common stock. The Company anticipates the reverse stock split to be effective as of March 18, 2024 at approximately 4:01 p.m. Eastern Time. The Company’s common stock will continue trading on the New York Stock Exchange under the existing symbol (AEVA) and will begin trading on a split-adjusted basis when the market opens on March 19, 2024, with the new CUSIP number 00835Q202. Following this proposed Reverse Stock Split, the Company’s issued and outstanding shares of common stock will decrease from approximately 263.8 million pre-split shares to 52.8 million post-split shares, subject to adjustment for fractional shares. Proportionate adjustments will be made to the number of shares of common stock underlying the Company’s outstanding equity awards, warrants, the number of shares issuable under its equity incentive plans and other existing agreements, as well as the exercise or conversion price, as applicable. This proposed reverse stock split will result in proportionate adjustment to the basic and diluted earnings per share. The reverse stock split will not affect the number of authorized shares of common stock or the par value of the common stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the quarter ended December 31, 2023, the following directors and officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On December 15, 2023, Soroush Salehian, our Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Salehian’s Rule 10b5-1 Trading Plan provides for the sale of up to 4,000,000 shares of our Common Stock from the third business day after filing of the annual report on Form 10-K for the year ended December 31, 2023, until February 25, 2025, or earlier if all transactions under the trading arrangement are completed.

On December 15, 2023, Mina Rezk, our Chief Technology Officer and a Chairman of our Board of Directors, adopted a Rule 10b5-1 Trading Plan. Mr. Rezk’s Rule 10b5-1 Trading Plan provides for the sale of up to 4,650,000 shares of our Common Stock from June 17, 2024 until April 18, 2025, or earlier if all transactions under the trading arrangement are completed.

On March 11, 2024, we announced a 1-for-5 reverse stock split of our outstanding shares of common stock expected to be effective as of March 18, 2024, at approximately 4:01 p.m. Eastern Time.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023 (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

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

4.5

Registration Rights Agreement, dated as of November 8, 2023, by and among investment entities affiliated with Sylebra Capital Limited and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on November 8, 2023).

4.6

Shareholder Agreement, dated as of November 8, 2023, by and among the Company and investment entities affiliated with Sylebra Capital Limited (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on November 8, 2023).

10.1

Standby Equity Purchase Agreement, dated as of November 8, 2023 by and among the Company and investment entities affiliated with Sylebra Capital Limited (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on November 8, 2023).

10.2

Stockholders Agreement, dated as of March 12, 2021, by and among the Company and certain stockholders of the Company named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

10.3	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4/A filed by the Registrant on January 13, 2021).

10.4#	Aeva, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.5#

Form of Stock Option Award Agreement under Aeva, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.6#

Form of Restricted Stock Purchase Award Agreement under Aeva, Inc. 2016 Stock Incentive Plan. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.7#	Aeva, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.8#

Employment Agreement by and between the Aeva Technologies, Inc. and Soroush Salehian Dardashti dated May 27, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 27, 2022).

10.9#

Employment Agreement by and between the Aeva Technologies, Inc. and Mina Rezk dated May 27, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 27, 2022).

10.10#

Employment Agreement by and between the Aeva Technologies, Inc. and Saurabh Sinha dated May 27, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 27, 2022).

10.11#	Aeva Technologies, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

10.12#

Form of Stock Option Award Agreement under Aeva Technologies, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

10.13#

Form of Restricted Stock Purchase Award Agreement under Aeva Technologies, Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

16.1	Letter dated March 18, 2021 from Marcum to the SEC (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

21.1*	List of subsidiaries of Aeva Technologies, Inc.

23.1*	Consent of Deloitte & Touche LLP independent registered accounting firm for Aeva.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Incentive Compensation Clawback Policy
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File ((formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

† Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California, on March 15, 2024.

AEVA TECHNOLOGIES, INC.

By:	/s/ Soroush Salehian Dardashti
Name:	Soroush Salehian Dardashti
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Soroush Salehian Dardashti Soroush Salehian Dardashti	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2024

/s/ Saurabh Sinha Saurabh Sinha	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2024

/s/ Mina Rezk Mina Rezk	President, Chief Technology Officer and Director	March 15, 2024

/s/ Stefan Sommer Stefan Sommer	Director	March 15, 2024

/s/ Hrach Simonian Hrach Simonian	Director	March 15, 2024

/s/ Christopher Eberle Christopher Eberle	Director	March 15, 2024

/s/ Erin Polek	Director	March 15, 2024
Erin Polek

/s/ Stephen Zadesky	Director	March 15, 2024
Stephen Zadesky