Form 10-Q
period 2024-03-31
Aeva Technologies, Inc.
filed 2024-05-09
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 25, 2024, the registrant had 52,847,027 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding future events and our future results that are subject to the safe harbors created under the Securities Act and the Exchange Act. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “goal,” “plan,” “intend,” “expect,” “seek”, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$29,605	$38,547
Marketable securities	159,723	182,481
Accounts receivable	978	628
Inventories	2,163	2,374
Other current assets	4,882	5,195
Total current assets	197,351	229,225
Operating lease right-of-use assets	6,444	7,289
Property, plant and equipment, net	12,552	12,114
Intangible assets, net	2,400	2,625
Other noncurrent assets	6,062	6,132
Total assets	$224,809	$257,385
Liabilities and stockholders' equity
Accounts payable	$3,424	$3,602
Accrued liabilities	2,639	2,648
Accrued employee costs	2,443	6,043
Lease liability, current portion	3,681	3,587
Other current liabilities	4,406	2,524
Total current liabilities	16,593	18,404
Lease liability, noncurrent portion	2,807	3,767
Warrant liability	7,209	6,772
Total liabilities	26,609	28,943
Commitments and contingencies (Note 14)
Convertible preferred stock $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 52,816 and 52,389 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	693,369	688,124
Accumulated other comprehensive loss	(248)	(87)
Accumulated deficit	(494,926)	(459,600)
Total stockholders' equity	198,200	228,442
Total liabilities and stockholders' equity	$224,809	$257,385

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenue	$2,107	$1,148
Cost of revenue	3,499	2,529
Gross loss	(1,392)	(1,381)
Operating expenses:
Research and development expenses	25,012	25,454
General and administrative expenses	8,411	7,833
Selling and marketing expenses	2,529	2,598
Total operating expenses	35,952	35,885
Operating loss	(37,344)	(37,266)
Interest income	2,458	2,064
Other income (expense), net	(439)	28
Loss before income taxes	(35,326)	(35,174)
Income tax provision	—	—
Net loss	$(35,326)	$(35,174)
Unrealized gain (loss) on available-for-sale securities, net of tax	(161)	1,212
Total comprehensive loss	$(35,487)	$(33,962)
Net loss per share, basic and diluted	$(0.67)	$(0.80)
Weighted-average shares used in computing net loss per share, basic and diluted	52,742,725	43,925,565

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	Other Comprehensive		Accumulated	Total stockholders'
	Shares	Amount	capital	loss		deficit	equity
Balance at December 31, 2023	52,388,961	$5	$688,124	$(87)		$(459,600)	$228,442
Share-based compensation	—	—	5,261	—		—	5,261
Issuance of common stock upon exercise of stock options	28,227	—	39	—		—	39
Issuance of common stock upon release of restricted stock units	423,869	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(25,286)	—	(55)	—		—	(55)
Unrealized loss on available-for-sale securities	—	—	—	(161)		—	(161)
Net loss		—	—	—		(35,326)	(35,326)
Balance as of March 31, 2024	52,815,771	$5	$693,369	$(248)	`	$(494,926)	$198,200

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	Other Comprehensive		Accumulated	Total stockholders'
	Shares	Amount	capital	loss		deficit	equity
Balance at December 31, 2022	43,749,685	$4	$643,774	$(3,585)		$(310,267)	$329,926
Share-based compensation	—	—	5,963	—		—	5,963
Issuance of common stock upon exercise of stock options	47,328	—	57	—		—	57
Issuance of common stock upon release of restricted stock units	215,505	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(2,499)	—	(20)	—		—	(20)
Unrealized gain on available-for-sale securities	—	—	—	1,212		—	1,212
Net loss	—	—	—	—		(35,174)	(35,174)
Balance as of March 31, 2023	44,010,019	$4	$649,774	$(2,373)	`	$(345,441)	$301,964

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(35,326)	$(35,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,345	955
Impairment of inventories	465	45
Change in fair value of warrant liabilities	437	(28)
Stock-based compensation	5,261	5,963
Amortization of right-of-use assets	845	744
Amortization of premium and accretion of discount on available-for-sale securities, net	(1,087)	(632)
Changes in operating assets and liabilities:
Accounts receivable	(350)	442
Inventories	(251)	(100)
Other current assets	312	790
Other noncurrent assets	70	—
Accounts payable	(89)	(1,749)
Accrued liabilities	(10)	(5,207)
Accrued employee costs	(3,600)	(1,307)
Lease liability	(866)	(754)
Other current liabilities	1,882	—
Net cash used in operating activities	(30,962)	(36,012)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,648)	(1,275)
Purchase of available-for-sale securities	(38,881)	(54,520)
Proceeds from maturities of available-for-sale securities	62,565	56,214
Net cash provided by investing activities	22,036	419
Cash flows from financing activities:
Payments of taxes withheld on net settled vesting of restricted stock units	(55)	(20)
Proceeds from exercise of stock options	39	57
Net cash provided by (used in) financing activities	(16)	37
Net decrease in cash and cash equivalents	(8,942)	(35,556)
Beginning cash and cash equivalents	38,547	67,420
Ending cash and cash equivalents	$29,605	$31,864
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash investing and financing activities:
Unpaid property, plant and equipment purchases	$—	$503

See accompanying notes to the unaudited condensed consolidated financial statements.

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

These condensed consolidated financial statements and other information presented in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.

On March 18, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-5 reverse stock split (the “Reverse Stock Split”) of the Company’s shares of common stock, $0.0001 par value (the “Common Stock”). Pursuant to the Reverse Stock Split, every five (5) shares of issued and outstanding shares of common stock were combined into one (1) share of common stock. Accordingly, unless we indicate otherwise, all the current period and historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents for the periods presented in this Interim Report on Form 10-Q have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. There was no change to the shares authorized or in the par value per share of common stock of $0.0001.

The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity. The Company did not issue fractional shares in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to fractional shares of common stock were instead entitled to receive a proportional cash payment. The number of shares of common stock issuable under our equity incentive plans and exercisable under the outstanding warrants were also proportionately adjusted.

Principles of Consolidation and Liquidity

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has funded its operations primarily through the Business Combination (the “Business Combination”) with InterPrivate Acquisition Corp. (the Company’s predecessor, which was originally incorporated in Delaware as a special purpose acquisition company (“IPV”)) on March 12, 2021, and issuances of stock. As of March 31, 2024, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $189.3 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $494.9 million as of March 31, 2024. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

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

As of March 31, 2024, three customers accounted for 44%, 15% and 12% of the accounts receivable, respectively. As of December 31, 2023, one customer accounted for 42% of accounts receivable. As of March 31, 2024, one vendor accounted for 10% of the accounts payable. As of December 31, 2023, three vendors accounted for 12%, 11% and 11% each of the accounts payable, respectively.

Recent Accounting Pronouncements

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company does not expect ASU 2023-07 to have a material impact on the Company's financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our consolidated financial statements and related disclosures.

Note 2. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the three months ended March 31, 2024 and 2023, based on the disaggregation criteria described above were as follows (in thousands):

	Three Months Ended March 31,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$1,674	79%	$730	64%
EMEA	229	11%	244	21%
Asia	204	10%	174	15%
Total	$2,107	100%	$1,148	100%

Revenue by timing of recognition:
Recognized at a point in time	$1,714	81%	$947	82%
Recognized over time	393	19%	201	18%
Total	$2,107	100%	$1,148	100%

For the three months ended March 31, 2024, two customers accounted for 39% and 36% of the Company’s revenue, respectively. For the three months ended March 31, 2023, three customers accounted for 20%, 19% and 17% of the Company’s revenue, respectively.

Contract Assets and Contract Liabilities

As of March 31, 2024, and December 31, 2023, the Company had contract assets of $0.1 million and $0.1 million, respectively, recognized in other current assets. As of March 31, 2024, and December 31, 2023, the Company had contract liabilities of $3.6 million and $2.1 million, respectively, recognized in other current liabilities.

Note 3. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy:

	March 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$17,668	$—	$—	$17,668	$17,668	$—

Level 1
Money market funds	264	—	—	264	264	—

Level 2
U.S. agency securities	27,635	2	(76)	27,561	—	27,561
U.S. Treasury securities	30,255	—	(41)	30,214	11,673	18,541
Commercial paper	42,591	6	(45)	42,552	—	42,552
Corporate bonds	71,163	20	(114)	71,069	—	71,069
Subtotal	171,644	28	(276)	171,396	11,673	159,723
Total assets	$189,576	$28	$(276)	$189,328	$29,605	$159,723

Liabilities
Level 3
Warrant liabilities	7,209	—	—	7,209	—	—
Total liabilities	$7,209	$—	$—	$7,209	$—	$—

	December 31, 2023
	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$21,799	$—	$—	$21,799	$21,799	$—

Level 1
Money market funds	6,266	—	—	6,266	6,266	—

Level 2
U.S. Government securities	35,962	8	(97)	35,873	—	35,873
U.S. Treasury securities	18,323	1	(14)	18,310	10,482	7,828
Commercial paper	38,491	25	(16)	38,500	—	38,500
Corporate bonds	100,274	136	(130)	100,280	—	100,280
Subtotal	193,050	170	(257)	192,963	10,482	182,481
Total assets	$221,115	$170	$(257)	$221,028	$38,547	$182,481

Liabilities
Level 3
Warrant liabilities	6,772	—	—	6,772	—	—
Total liabilities	$6,772	$—	$—	$6,772	$—	$—

The fair value of the private placement and Series A warrant liabilities is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liabilities, the Company used the Black-Scholes option-pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate, and dividend yield.

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousand):

	March 31, 2024	December 31, 2023
Fair value, beginning balance	$6,772	$90
Fair value at issuance of Series A warrants	—	$6,450
Change in the fair value of Series A warrants included in other income (expense), net	450	$300
Change in the fair value of private placement warrants included in other income (expense), net	(13)	(68)
Fair value, closing balance	$7,209	$6,772

The key inputs into the Black-Scholes option pricing model for the private warrants were as follows for the relevant periods:

	March 31, 2024	December 31, 2023
Expected term (years)	2.0	2.2
Expected volatility	90.3%	94.1%
Risk-free interest rate	5.03%	4.23%
Dividend yield	0%	0%
Exercise Price	$57.50	$57.50

The key inputs into the Black-Scholes option pricing model for the Series A warrants were as follows for the relevant periods:

	March 31, 2024	December 31, 2023
Expected term (years)	3.7	4.0
Expected volatility	92.1%	87.2%
Risk-free interest rate	4.29%	3.89%
Dividend yield	0%	0%
Exercise Price	$5.00	$5.00

Note 4. Acquisition of Intangible Assets

As of March 31, 2024, expected amortization expense relating to purchased intangible assets was as follows (in thousands):

Remainder of 2024	$675
2025	900
2026	825
Total future amortization	$2,400

The Company recorded amortization expense related to the acquired intangible assets of $0.2 million each for the three months ended March 31, 2024 and March 31, 2023, respectively.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$1,583	$2,178
Work-in-progress	60	136
Finished goods	520	60
Total inventories	$2,163	$2,374

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Computer equipment	$2,944	$2,795
Lab equipment	7,255	7,151
Leasehold improvements	3,312	3,148
Construction in progress	700	1,434
Testing equipment	1,752	1,455
Manufacturing equipment	5,743	4,269
Furniture, fixtures and other equipment	561	458
Total property, plant and equipment	$22,268	$20,710
Less: accumulated depreciation	(9,716)	(8,596)
Total property, plant and equipment, net	$12,552	$12,114

Depreciation related to property, plant, and equipment was $1.1 million and $0.7 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

Note 7. Other current assets

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid expenses	$2,222	$2,228
Contract assets	111	140
Vendor deposits	975	1,104
Other current assets	1,574	1,723
Total other current assets	$4,882	$5,195

Note 8. Other non-current assets

Other non-current assets consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Non marketable equity investments	$5,000	$5,000
Security deposit	1,062	$1,116
Other non-current assets	—	16
Total other non-current assets	$6,062	$6,132

In November 2023, the Company made an investment in 700,440 Preferred Stock of a private company for a cash consideration of $5.0 million, which is classified as non-marketable equity investment. The Company’s investment in the private company represents less than 1% of total capitalization. The Company neither has significant influence over the private company nor does the investment amount to a controlling financial interest in the private company. The Company elected to apply the measurement alternative, and as such, records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes in orderly transactions. During the period ended March 31, 2024, the Company did not identify any impairment or observable price changes for this non-marketable equity investment.

Note 9. Financing transaction

Private Investment

On November 8, 2023, the Company entered into Subscription Agreements (the “Subscription Agreements”) with entities affiliated with Sylebra Capital Limited (“Sylebra”) and Adage Capital Management, providing for the purchase of an aggregate of 7,360,460 shares of the Company’s common stock, $0.0001 par value per share (the “PIPE Shares”), at a price of $2.90 per PIPE Share for an aggregate purchase price of approximately $21.4 million (the “Private Placement”). The PIPE Shares are recorded as outstanding common stock.

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

The preferred stock will be convertible at the option of the holders into the number of shares of Common Stock equal to $10,000 divided by the then-applicable conversion price. At any time after the two year anniversary of any issuance of any series of preferred stock, the Company will have the option to convert all (but not less than all) of any series of then-outstanding preferred stock by paying a make-whole payment, in either stock or cash, equal to three years of dividends, provided that the closing price of the Common Stock exceeds 250% of the then-applicable conversion price for at least 20 out of 30 consecutive trading days prior to the date of conversion. To the extent, if any, a conversion would result in the holder thereof becoming the beneficial owner of more than 19.9% of the Company’s outstanding Common Stock, the Company will issue the Investor Pre-Funded Warrant in the form attached to the Facility Agreement. The preferred stock will be subject to customary pre-emptive rights.

The Company’s right to request Advances is conditioned upon the Company achieving a minimum of one new passenger auto-original equipment manufacturer (“OEM”) or commercial OEM program award with at least a 50,000 unit volume, the trading price of the Common Stock being below $15 at the time of the Advance request and other customary conditions. Prior to any Advance, the Company will assess its capital needs and other factors, including the impact of an Advance on the Company’s outstanding executive pledge arrangements.

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

In connection with this financing, the Company also paid the entities affiliated with Sylebra, (a) a facility fee in the amount of $2.5 million, (b) an origination fee in the amount of $0.6 million, (c) an administrative fee in the amount of $0.3 million and (d) fees and expenses of the investor and its counsel, of approximately $0.4 million. The issuance costs related to the Facility Agreement were expensed as incurred as it failed to meet the equity classification guidance under ASC 815-40, and were deemed to be a derivative asset. The fair value of the derivative asset was not material as of and for the period ended March 31, 2024.

In addition, upon receipt of stockholder approval in December 2023, the Company issued to Sylebra 3,000,000 Series A Warrants to purchase shares of Common Stock at an exercise price of $5.00.

As of March 31, 2024, the Company had 3,000,000 Series A Warrants outstanding. The Series A Warrants were issued as consideration for entering into the Facility Agreement as discussed above. Each Series A Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $5.00 per share. Each Series A Warrant is currently exercisable and expires in December 2027. Holders shall not have the right to exercise the Series A Warrants to the extent that after giving effect to such exercise, such person would beneficially own in excess of 19.9% of the Company’s outstanding common stock immediately after giving effect to such exercise.

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

Note 10. Capital Structure

As of March 31, 2024, the Company was authorized to issue up to 422,000,000 shares of common stock, each with a par value of $0.0001 per share.

Preferred Stock

As of March 31, 2024, the Company was authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, no shares of preferred stock were issued and outstanding.

Warrants

As of March 31, 2024, the Company had 2,414,975 public and 76,800 private warrants outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $57.50 per share. Additionally, the Company also issued 3,000,000 Series A Warrants issued in connection with the facility agreement. Each Series A Warrants entitles the registered holder to purchase one share of common stock at an exercise price of $5.00 per share.

Note 11. Earnings (Loss) Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(35,326)	$(35,174)

Denominator:
Weighted average shares of common stock outstanding — Basic and Diluted	52,742,725	43,925,565
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.67)	$(0.80)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Common stock options issued and outstanding	2,386,503	2,634,606
Restricted stock units	5,484,398	4,348,913
Performance-based restricted stock units	1,911,765	—
Common stock warrants	2,491,775	2,491,775
Series A warrants	3,000,000	—
Total	15,274,441	9,475,294

Note 12. Stock-based Compensation

Stock Options

The Company maintains the 2016 Stock Incentive Plan and the 2021 Incentive Award Plan (the “Stock Plans”) under which incentive stock options, non-qualified stock options and restricted stock units (“RSU”) may be granted to employees. Under the Stock Plans, the Company has 3,677,480 shares available for issuance as of March 31, 2024.

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

A summary of the Company’s stock option activity, for three months ended March 31, 2024, was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	2,414,730	$2.79	5.73	$4,004
Granted	—	—	—	—
Exercised	(28,227)	1.37	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2024	2,386,503	$2.81	5.49	$4,253
Vested and exercisable as of March 31, 2024	2,317,344	$2.46	5.42	$4,251
Vested and expected to vest as of March 31, 2024	2,386,503	$2.81	5.49	$4,253

There were no options granted during the three months ended March 31, 2024. As of March 31, 2024, the Company had $0.5 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 1.65 years.

Restricted Stock Units (“RSUs”) and Performance-based Restricted Stock Units (“PBRSUs”)

In May 2023, the Company granted a total of 1,176,471 PBRSUs to certain executives that vest on achieving certain operational milestones as defined in the individual grant agreements subject to continued employment through 2025. Stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. If satisfaction of the performance condition is not probable, stock-based compensation cost recognition is deferred until it becomes probable. The Company reassesses the probability as to whether satisfaction of the performance condition is probable on a quarterly basis, and stock-based compensation cost is adjusted based on the portion of the requisite service provided. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest or the performance period lapses. The weighted-average grant date PBRSU fair value of $5.10 per share is determined based upon the market closing price of the Company’s common stock on the date of grant. As of March 31, 2024, the total unrecognized compensation expense related to the performance-based PBRSUs was $1.3 million, which is expected to be amortized over a weighted-average period of 1.8 years.

In May 2023, the Company also granted a total of 735,294 market-based PBRSUs to certain executives that vest over a multi-year period, upon continued service and when the volume-weighted average price per share (“WVAP Average”) of the Company’s common stock for the preceding 30 consecutive trading days equals or exceeds the target stock price for the indicated year. The Company recognizes stock-based compensation based upon the grant date fair value on an accelerated attribution basis over the requisite service period of the award. Provided that the requisite service is rendered, the total fair value of the market-based PBRSUs at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the achievement of the specified market criteria. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest. The weighted-average grant date fair value of the market-based PBRSUs was $1.40 per share. The Company estimated the fair value of the market-based PBRSUs award on the grant date using the Monte Carlo simulation model with the following assumptions:

Expected term (years)	0.5 - 4.7
Expected volatility	70.9%
Risk-free interest rate	3.29%
Dividend yield	0%
Share price	$5.10

As of March 31, 2024, the total unrecognized compensation expense related to the market-based PBRSUs was $0.7 million, which is expected to be amortized over a weighted-average period of 3 years.

The following table summarizes our RSU activity for the three months ended March 31, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2023	5,204,177	$9.65
Granted	889,257	5.05
Released	(398,583)	12.91
Forfeited	(210,453)	8.83
Outstanding as of March 31, 2024	5,484,398	$8.69

As of March 31, 2024, the Company had $39.6 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted-average period of 2.90 years. The above table excludes 1,911,765 PBRSUs granted to certain executive officers during the year ended December 31, 2023, and are outstanding as of March 31, 2024.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$102	$330
Research and development expenses	3,989	4,410
General and administrative expenses	907	1,119
Sales and marketing expenses	263	104
Total	$5,261	$5,963

Note 13. Income Taxes

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2024 and 2023, the Company recognized no provision for income taxes.

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

Note 14. Commitments and Contingencies

Leases

The weighted-average remaining lease terms were 1.9 years and 2.0 years as of March 31, 2024 and December 31, 2023, respectively. The weighted-average discount rates were 6.32% and 6.04% as of March 31, 2024 and December 31, 2023, respectively. Operating lease cost for three months ended March 31, 2024 and 2023, was $1.0 million and $0.8 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2024 (in thousands):

Operating Leases
Remainder of 2024	$2,974
2025	3,157
2026	729
Total minimum lease payments	6,860
Less: imputed interest	(372)
Total lease liability	$6,488

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

Long-Lived Assets

The following table sets forth the Company’s property, plant, and equipment, net by geographic region (in thousands):

	March 31,	December 31,
	2024	2023
North America	$8,580	$8,675
Asia	3,657	3,154
Others	315	285
Total	$12,552	$12,114

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of Aeva’s results of operations and financial condition should be read in conjunction with the information set forth in the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon Aeva’s current expectations, estimates, and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) under the heading “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Unless the context otherwise requires, all references in this section to “we,” “our,” “us” “the Company” or “Aeva” refer to the business of Aeva Technologies, Inc., a Delaware corporation, and its subsidiaries.

On March 18, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-5 reverse stock split (the “Reverse Stock Split”) of the Company’s shares of common stock, $0.0001 par value (the “Common Stock”). Pursuant to the Reverse Stock Split, every five (5) shares of issued and outstanding shares of common stock were combined into one (1) share of common stock. All share and per share amounts and related stockholders’ equity balances presented herein have been retroactively adjusted to reflect the Reverse Stock Split. There was no change to the shares authorized or in the par value per share of common stock of $0.0001.

The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity. The Company did not issue fractional shares in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to fractional shares of common stock were instead entitled to receive a proportional cash payment. The number of shares of common stock issuable under our equity incentive plans and exercisable under the outstanding warrants were also proportionately adjusted.

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

Key Factors Affecting Aeva’s Operating Results

Aeva believes that its future performance and success depends to a substantial extent on its ability to capitalize opportunities, which in turn is subject to significant risks and challenges, including those discussed in Part I, Item 1A of the 2023 Form 10-K under the heading “Risk Factors.”

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

Basis of Presentation

Our condensed consolidated financial statements include the accounts of our wholly owned subsidiaries. We have eliminated intercompany accounts and transactions.

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

Cost of revenue and gross profit

Cost of revenue principally includes direct material, direct labor and allocation of overhead associated with manufacturing operations, including inbound freight charges and depreciation expense. Cost of revenue also includes the direct cost and appropriate allocation of overhead involved in execution of non-recurring engineering services. Aeva’s gross profit (loss) equals total revenue less total cost of revenue.

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

Aeva’s operating expenses will remain similar to the fiscal year 2023 or slightly increase in 2024 as we continue to execute on our goals and product roadmap.

Interest income and Interest expense

Interest income consists primarily of income earned on Aeva’s cash equivalents and investments in marketable securities. Interest income will vary based on Aeva’s cash equivalents and marketable securities balance and changes in the interest rates.

Other income and expense

Other income and expense primarily consist of changes in the fair value of private placement warrants and Series A warrants, foreign currency transaction gains and losses, and realized gains and losses on marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this quarterly statement. The following table sets forth Aeva’s results of operations data for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change $	Change %
	(in thousands, except percentages)
Revenue	$2,107	$1,148	959	84%
Cost of revenue	3,499	2,529	970	38%
Gross loss	(1,392)	(1,381)	(11)	1%
Operating expenses:
Research and development expenses	25,012	25,454	(442)	(2)%
General and administrative expenses	8,411	7,833	578	7%
Selling and marketing expenses	2,529	2,598	(69)	(3)%
Total operating expenses	35,952	35,885	67	0%
Loss from operations	(37,344)	(37,266)	(78)	0%
Interest income	2,458	2,064	394	19%
Other income (expense), net	(439)	28	(467)	(1669)%
Net loss before taxes	(35,326)	(35,174)	(152)	0%
Income tax provision	—	—	-
Net loss	$(35,326)	$(35,174)	(152)	0%

Revenue

Revenue increased by approximately $1.0 million or 84% during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to a $0.8 million increase in the sale of prototype units sold during the three months ended March 31, 2024 as compared to the three months ended March 31 2023. The revenue related to non-recurring engineering services, which is dependent upon the timing of the work performed for our customers also increased by $0.2 million for the three months ended March 31, 2024. This increase was partially offset by a decrease in average selling price per unit for the prototype units.

Cost of revenue

Cost of revenue increased by approximately $1.0 million or 38%, during the three months ended March 31, 2024, from the three months ended March 31, 2023. The increase was primarily due to an increase in number of units sold during the three months ended March 31, 2024 as compared to the three months ended March 31 2023 and also due to increase in cost of revenue related to non-recurring engineering services.

Operating expenses

Research and development expenses

Research and development expenses decreased by approximately $0.4 million, or 2%, to $25.0 million for the three months ended March 31, 2024, from $25.4 million for the three months ended March 31, 2023. Research and development expenses decreased primarily due to a decrease of $2.1 million in research material expenses related to product development, this was partially offset by a $0.8 million increase in payroll related expenses, a $0.5 million increase in service costs, and a $0.4 million increase in depreciation and amortization.

General and administrative expenses

General and administrative expenses increased by approximately $0.6 million, or 7%, to $8.4 million for the three months ended March 31, 2024, from $7.8 million for the three months ended March 31, 2023. General and administrative expenses increased primarily due to increases in payroll related expense of $0.7 million, and professional fees expenses of $0.3 million. This was partially offset by a decrease in insurance expenses of $0.4 million.

Selling and marketing expenses

Selling and marketing expenses decreased by approximately $0.1 million, or 3%, to $2.5 million for the three months ended March 31, 2024, from $2.6 million for the three months ended March 31, 2023. The decrease was primarily due to a decrease in payroll related expenses of $0.3 million, this was partially offset by an increase in marketing related expenses of $0.2 million.

Interest income

Interest income increased by $0.4 million, or 19%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was due to change in our investment portfolio, as the Company invested in higher interest bearing securities on the maturity of certain securities during three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This was partially offset by change in the overall balance of marketable securities.

Other income (expense), net

Other income decreased by $0.5 million for the three months ended March 31, 2024 primarily due to the change in the fair value of Series A warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

Aeva’s capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support research and development efforts, investments in information technology systems, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. As of March 31, 2024, Aeva had cash and cash equivalents and marketable securities totaling $189.3 million.

On November 8, 2023, the Company entered into Subscription Agreements providing for the purchase of common stock resulting in net proceeds of $20.6 million (“November PIPE”). Also on November 8, 2023, the Company entered into a Standby Equity Purchase Agreement (the “Facility Agreement”) with entities affiliated with Sylebra. Pursuant to the Facility Agreement, the Company will have the right, but not the obligation, to sell to Sylebra up to $125.0 million shares of its preferred stock, at the Company’s request until November 8, 2026. Each sale the Company requests under the Facility Agreement may be for a number of shares of preferred stock with an aggregate value of at least $25.0 million but not more than $50.0 million (except with Sylebra’s consent). The Company paid Sylebra a facility fee in the amount of $2.5 million, an origination fee in the amount of $0.6 million, and an administrative fee in the amount of $0.3 million and reimbursed $0.4 million to Sylebra for its fees and expenses. In addition, the Company issued to Sylebra a Series A Warrants to purchase 3,000,000 shares of Common Stock at an exercise price of $5.00.

Aeva expects current cash, cash equivalents, and marketable securities will be sufficient to fund its near term cash needs but will be required to raise additional capital or draw on the Facility Agreement (see Note 9 to our condensed consolidated financial statements) unless Aeva is able to generate sufficient revenue from the sale of its products to cover operating expense, working capital and capital expenditures.

Aeva has incurred negative cash flows from operating activities and losses from operations in the past as reflected in its accumulated deficit of $494.9 million as of March 31, 2024. Aeva expects to continue to incur operating losses due to continued investments that it intends to make in its business, including development of products. Aeva believes that existing cash and cash equivalent and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(30,962)	$(36,012)
Cash provided by investing activities	22,036	419
Cash provided by (used in) financing activities	(16)	37
Net decrease in cash and cash equivalents	$(8,942)	$(35,556)

Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $31.0 million, attributable to a net loss of $35.3 million and a net change in net operating assets and liabilities of $2.9 million, partially offset by non-cash charges of $7.3 million. Non-cash charges primarily consisted of $5.3 million in stock-based compensation, $1.3 million in depreciation and amortization expense, $0.9 million in amortization of right of use assets, $0.5 million in impairment of inventory and $0.4 million in change in the fair value of warrant liabilities partially offset by $1.1 million in amortization of premium and accretion of discount on available for sale securities. The increase in net operating assets and liabilities of $2.9 million was primarily due to a $3.6 million decrease in accrued employee costs, a $0.9 million decrease on lease liability, a $0.4 million increase in accounts receivable and a $0.3 million increase in inventory, this was offset by a $1.9 million increase in other current liabilities and a $0.4 million decrease in other current and non-current assets.

Investing Activities

For the three months ended March 31, 2024, net cash provided by investing activities was $22.0 million, attributable to maturity of available-for-sale investments of $62.5 million, partially offset by purchase of investments of $38.9 million and purchase of property, plant and equipment of $1.6 million.

Financing Activities

For the three months ended March 31, 2024, net cash used by financing activities was attributable to a $0.04 million proceeds from stock option exercises, offset by $0.06 million of payments of taxes withheld on net settled vesting of restricted stock units.

Off-Balance Sheet Arrangements

As of March 31, 2024, Aeva has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

For the three months ended March 31, 2024 there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Note 1 of the notes to condensed consolidated financial statements included in this Form 10-Q.

Recent Accounting Pronouncements

Note 1 to Aeva’s financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Aeva is exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. There has been no material change in our exposure to market risks from that discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in actions, claims, suits and other proceedings in the ordinary course of business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. Information regarding legal proceedings is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 14 Commitments and Contingencies.”

Item 1A. Risk Factors.

The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2023 Form 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s stock, can be materially and adversely affected. There have been no material changes to the Company’s risk factors since the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2024 by our directors and Section 16 officers.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of Aeva Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

3.2	Amended and Restated By-laws of Aeva Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).
3.3*	Aeva Technologies, Inc. Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on March 18, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEVA TECHNOLOGIES, INC.

Date: May 8, 2024	By:	/s/Soroush Salehian Dardashti
Soroush Salehian Dardashti
Chief Executive Officer

Date: May 8, 2024	By:	/s/ Saurabh Sinha
Saurabh Sinha
Chief Financial Officer