Form 10-Q
period 2024-06-30
Aeva Technologies, Inc.
filed 2024-08-08
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 53,648,432 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$23,622	$38,547
Marketable securities	136,560	182,481
Accounts receivable	844	628
Inventories	2,999	2,374
Other current assets	8,351	5,195
Total current assets	172,376	229,225
Operating lease right-of-use assets	5,586	7,289
Property, plant and equipment, net	12,155	12,114
Intangible assets, net	2,175	2,625
Other noncurrent assets	5,815	6,132
Total assets	$198,107	$257,385
Liabilities and stockholders' equity
Accounts payable	$3,824	$3,602
Accrued liabilities	2,936	2,648
Accrued employee costs	3,044	6,043
Lease liability, current portion	3,783	3,587
Other current liabilities	19,046	2,524
Total current liabilities	32,633	18,404
Lease liability, noncurrent portion	1,822	3,767
Warrant liability	3,692	6,772
Total liabilities	38,147	28,943
Commitments and contingencies (Note 15)
Convertible preferred stock $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 53,176 and 52,389 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	698,510	688,124
Accumulated other comprehensive loss	(236)	(87)
Accumulated deficit	(538,319)	(459,600)
Total stockholders' equity	159,960	228,442
Total liabilities and stockholders' equity	$198,107	$257,385

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$2,012	$743	$4,119	$1,891
Cost of revenue	2,860	2,661	6,359	5,190
Gross loss	(848)	(1,918)	(2,240)	(3,299)
Operating expenses:
Research and development expenses	26,196	27,065	51,208	52,519
General and administrative expenses	8,663	7,713	17,074	15,546
Selling and marketing expenses	1,706	1,485	4,235	4,083
Litigation settlement, net	11,500	—	11,500	—
Total operating expenses	48,065	36,263	84,017	72,148
Operating loss	(48,913)	(38,181)	(86,257)	(75,447)
Interest income	2,099	2,225	4,557	4,289
Other income, net	3,544	1	3,104	29
Loss before income taxes	(43,270)	(35,955)	(78,596)	(71,129)
Income tax provision	123	—	123	—
Net loss	$(43,393)	$(35,955)	$(78,719)	$(71,129)
Unrealized gain (loss) on available-for-sale securities	12	477	(149)	1,689
Total comprehensive loss	$(43,381)	$(35,478)	$(78,868)	$(69,440)
Net loss per share, basic and diluted	$(0.82)	$(0.82)	$(1.49)	$(1.62)
Weighted-average shares used in computing net loss per share, basic and diluted	52,995,093	44,104,251	52,868,909	44,015,402

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	other comprehensive		Accumulated	Total stockholders'
	Shares	Amount	capital	loss		deficit	equity
Balance at December 31, 2023	52,388,961	$5	$688,124	$(87)		$(459,600)	$228,442
Share-based compensation	—	—	5,261	—		—	5,261
Issuance of common stock upon exercise of stock options	28,227	—	39	—		—	39
Issuance of common stock upon release of restricted stock units	423,869	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(25,286)	—	(55)	—		—	(55)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(161)		—	(161)
Net loss		—	—	—		(35,326)	(35,326)
Balance as of March 31, 2024	52,815,771	$5	$693,369	$(248)	`	$(494,926)	$198,200
Share-based compensation	—	—	5,364	—		—	5,364
Issuance of common stock upon exercise of stock options	5,682	—	15	—		—	15
Issuance of common stock upon release of restricted stock units	411,670	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(56,463)	—	(238)	—		—	(238)
Unrealized gain (loss) on available-for-sale securities	—	—	—	12		—	12
Net loss	—	—	—	—		(43,393)	(43,393)
Balance as of June 30, 2024	53,176,660	$5	$698,510	$(236)		$(538,319)	$159,960

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	other comprehensive		Accumulated	Total stockholders'
	Shares	Amount	capital	loss		deficit	equity
Balance at December 31, 2022	43,749,685	$4	$643,774	$(3,585)		$(310,267)	$329,926
Share-based compensation	—	—	5,963	—		—	5,963
Issuance of common stock upon exercise of stock options	47,328	—	57	—		—	57
Issuance of common stock upon release of restricted stock units	215,505	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(2,499)	—	(20)	—		—	(20)
Unrealized gain (loss) on available-for-sale securities	—	—	—	1,212		—	1,212
Net loss	—	—	—	—		(35,174)	(35,174)
Balance as of March 31, 2023	44,010,019	$4	$649,774	$(2,373)	`	$(345,441)	$301,964
Share-based compensation	—	—	7,041	—		—	7,041
Issuance of common stock upon exercise of stock options	23,663	—	59	—		—	59
Issuance of common stock upon release of restricted stock units	144,694	—	—	—		—	—
Unrealized gain (loss) on available-for-sale securities	—	—	—	477		—	477
Net loss	—	—	—	—		(35,955)	(35,955)
Balance as of June 30, 2023	44,178,376	$4	$656,874	$(1,896)		$(381,396)	$273,586

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(78,719)	$(71,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,741	2,103
Impairment of inventories	559	102
Change in fair value of warrant liability	(3,080)	(28)
Stock-based compensation	10,625	13,004
Amortization of right-of-use assets	1,703	1,498
Amortization of premium and accretion of discount on available-for-sale securities, net	(2,096)	(1,420)
Other	118	—
Changes in operating assets and liabilities:
Accounts receivable	(216)	2,019
Inventories	(1,184)	61
Other current assets	(3,156)	(352)
Other noncurrent assets	317	(5)
Accounts payable	199	85
Accrued liabilities	288	(6,738)
Accrued employee costs	(2,999)	(1,205)
Lease liability	(1,749)	(1,459)
Other current liabilities	16,522	45
Net cash used in operating activities	(60,127)	(63,419)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,427)	(2,388)
Purchase of available-for-sale securities	(52,072)	(74,126)
Proceeds from maturities of available-for-sale securities	99,940	107,094
Net cash provided by investing activities	45,441	30,580
Cash flows from financing activities:
Payments of taxes withheld on net settled vesting of restricted stock units	(293)	(20)
Proceeds from exercise of stock options	54	116
Net cash (used in) provided by financing activities	(239)	96
Net decrease in cash and cash equivalents	(14,925)	(32,743)
Beginning cash and cash equivalents	38,547	67,420
Ending cash and cash equivalents	$23,622	$34,677
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$66	$—
Supplemental disclosures of non-cash investing and financing activities:
Unpaid property, plant and equipment purchases	$113	$812

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

The Company has funded its operations primarily through the Business Combination (the “Business Combination”) with InterPrivate Acquisition Corp. (the Company’s predecessor, which was originally incorporated in Delaware as a special purpose acquisition company (“IPV”)) on March 12, 2021, and issuances of stock. As of June 30, 2024, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $160.2 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $538.3 million as of June 30, 2024. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents, marketable securities, and Standby Equity Purchase Agreement (the "Facility Agreement," Note 10) will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

Significant Risks and Uncertainties

The Company is subject to those risks common in the technology industry and also those risks common to early stage companies, including, but not limited to, the possibility of not being able to successfully develop or market its products, technological obsolescence, competition, dependence on key personnel and key external alliances, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.

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

The Company’s accounts receivable are derived from customers located in North America, Asia, and Europe. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions and requires customer advance payments in certain circumstances. The Company generally does not require collateral.

As of June 30, 2024, one customer accounted for 80% of the accounts receivable. As of December 31, 2023, one customer accounted for 42% of accounts receivable. As of June 30, 2024, one vendor accounted for 10% of the accounts payable. As of December 31, 2023, three vendors accounted for 12%, 11%, and 11% each of the accounts payable, respectively.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

Note 2. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the three months ended June 30, 2024 and 2023, based on the disaggregation criteria described above were as follows (in thousands):

	Three Months Ended June 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$1,951	97%	$288	39%
Europe	40	2%	157	21%
Asia	21	1%	298	40%
Total	$2,012	100%	$743	100%

Revenue by timing of recognition:
Recognized at a point in time	$1,394	69%	$510	69%
Recognized over time	618	31%	233	31%
Total	$2,012	100%	$743	100%

Total revenue for the six months ended June 30, 2024 and 2023, based on the disaggregation criteria described above are as follows (in thousands):

	Six Months Ended June 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$3,625	88%	$1,019	54%
Europe	269	7%	401	21%
Asia	225	5%	471	25%
Total	$4,119	100%	$1,891	100%

Revenue by timing of recognition:
Recognized at a point in time	$3,108	75%	$1,457	77%
Recognized over time	1,011	25%	434	23%
Total	$4,119	100%	$1,891	100%

The point in time revenue was primarily related to the product revenue and over time revenue was from non-recurring engineering services.

For the three months ended June 30, 2024, two customers accounted for 46% and 43% of the Company’s revenue, respectively. For the three months ended June 30, 2023, two customers accounted for 23% each of the Company’s revenue.

For the six months ended June 30, 2024, two customers accounted for 41% 40% of the Company’s revenue, respectively. For the six months ended June 30, 2023, three customers accounted for 21%, 14%, and 13% of the Company’s revenue, respectively.

Contract Assets and Contract Liabilities

As of June 30, 2024, and December 31, 2023, the Company had contract assets of $0 and $0.1 million, respectively, recognized in other current assets. As of June 30, 2024, and December 31, 2023, the Company had contract liabilities of $3.9 million and $2.1 million, respectively, included in other current liabilities.

Note 3. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy:

	June 30, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$16,352	$—	$—	$16,352	$16,352	$—

Level 1
Money market funds	4,284	—	—	4,284	4,284	—

Level 2
U.S. agency securities	23,664	—	(41)	23,623	—	23,623
U.S. Treasury securities	20,239	—	(39)	20,200	1,492	18,708
Commercial paper	35,923	—	(35)	35,888	1,494	34,394
Corporate bonds	59,956	2	(123)	59,835	—	59,835
Subtotal	139,782	2	(238)	139,546	2,986	136,560
Total assets	$160,417	$2	$(238)	$160,182	$23,622	$136,560

Liabilities
Level 3
Warrant liabilities	$3,692	$—	$—	$3,692	$—	$—
Total liabilities	$3,692	$—	$—	$3,692	$—	$—

	December 31, 2023
	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$21,799	$—	$—	$21,799	$21,799	$—

Level 1
Money market funds	6,266	—	—	6,266	6,266	—

Level 2
U.S. agency securities	35,962	8	(97)	35,873	—	35,873
U.S. Treasury securities	18,323	1	(14)	18,310	10,482	7,828
Commercial paper	38,491	25	(16)	38,500	—	38,500
Corporate bonds	100,274	136	(130)	100,280	—	100,280
Subtotal	193,050	170	(257)	192,963	10,482	182,481
Total assets	$221,115	$170	$(257)	$221,028	$38,547	$182,481

Liabilities
Level 3
Warrant liabilities	$6,772		$—	$6,772	$—	$—
Total liabilities	$6,772		$—	$6,772	$—	$—

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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousand):

	June 30, 2024	December 31, 2023
Fair value, beginning balance	$6,772	$90
Fair value at issuance of Series A Warrants	—	6,450
Change in the fair value of Series A warrants included in other income (expense), net	(3,061)	300
Change in the fair value of private placement warrants included in other income (expense), net	(19)	(68)
Fair value, closing balance	$3,692	$6,772

The key inputs into the Black-Scholes option pricing model for the private placement warrants were as follows for the relevant periods:

	June 30, 2024	December 31, 2023
Expected term (years)	1.7	2.2
Expected volatility	87.4%	94.1%
Risk-free interest rate	4.90%	4.23%
Dividend yield	0%	0%
Exercise Price	$57.50	$57.50

The key inputs into the Black-Scholes option pricing model for the Series A warrants were as follows for the relevant periods:

	June 30, 2024	December 31, 2023
Expected term (years)	3.5	4.0
Expected volatility	89.8%	87.2%
Risk-free interest rate	4.43%	3.89%
Dividend yield	0%	0%
Exercise Price	$5.00	$5.00

Note 4. Acquisition of Intangible Assets

As of June 30, 2024, expected amortization expense relating to purchased intangible assets was as follows (in thousands):

Remainder of 2024	$450
2025	900
2026	825
Total future amortization	$2,175

The Company recorded amortization expense related to the acquired intangible assets of $0.3 million and $0.3 million each for the three months ended June 30, 2024 and June 30, 2023, respectively, and $0.5 million each for the six months ended June 30, 2024, and June 30, 2023, respectively.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$2,108	$2,178
Work-in-progress	42	136
Finished goods	849	60
Total inventories	$2,999	$2,374

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Computer equipment	$3,007	$2,795
Lab equipment	7,676	7,151
Leasehold improvements	3,324	3,148
Construction in progress	773	1,434
Testing equipment	1,854	1,455
Manufacturing equipment	5,768	4,269
Furniture, fixtures and other equipment	563	458
Total property, plant and equipment	$22,965	$20,710
Less: accumulated depreciation	(10,810)	(8,596)
Total property, plant and equipment, net	$12,155	$12,114

Depreciation related to property, plant, and equipment was $1.2 million and $1.0 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $2.3 million and $1.7 million for the six months ended June 30, 2024, and June 30, 2023, respectively.

Note 7. Other current assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid expenses	$3,008	$2,228
Contract assets	—	140
Vendor deposits	1,321	1,104
Other current assets	4,022	1,723
Total other current assets	$8,351	$5,195

Note 8. Other non-current assets

Other non-current assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Non marketable equity investments	$5,000	$5,000
Security deposit	815	$1,116
Other non-current assets	—	16
Total other non-current assets	$5,815	$6,132

In November 2023, the Company made an investment in 700,440 shares of preferred stock of a private company for a cash consideration of $5.0 million, which is classified as non-marketable equity investment. The Company’s investment in the private company represents less than 1% of total capitalization. The Company neither has significant influence over the private company nor does the investment amount to a controlling financial interest in the private company. The Company elected to apply the measurement alternative, and as such, records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes in orderly transactions. During the period ended June 30, 2024, the Company did not identify any impairment or observable price changes for this non-marketable equity investment.

Note 9. Other current liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Litigation settlement	$14,000	$—
Other current liabilities	5,046	2,524
Total other current liabilities	$19,046	$2,524

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

In connection with this financing, the Company also paid the entities affiliated with Sylebra, (a) a facility fee in the amount of $2.5 million, (b) an origination fee in the amount of $0.6 million, (c) an administrative fee in the amount of $0.3 million and (d) fees and expenses of the investor and its counsel, of approximately $0.4 million. The issuance costs related to the Facility Agreement were expensed as incurred as it failed to meet the equity classification guidance under ASC 815-40, and were deemed to be a derivative asset. The fair value of the derivative asset was not material as of and for the period ended June 30, 2024.

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

As of June 30, 2024, the Company had 3,000,000 Series A Warrants outstanding. The Series A Warrants were issued as consideration for entering into the Facility Agreement as discussed above. Each Series A Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $5.00 per share. Each Series A Warrant is currently exercisable and expires in December 2027. Holders shall not have the right to exercise the Series A Warrants to the extent that after giving effect to such exercise, such person would beneficially own in excess of 19.9% of the Company’s outstanding common stock immediately after giving effect to such exercise.

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

Note 11. Capital Structure

As of June 30, 2024, the Company had authorized to issue up to 422,000,000 shares of common stock, each with a par value of $0.0001 per share.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, no shares of preferred stock were issued and outstanding.

Warrants

As of June 30, 2024, the Company had 2,414,976 public and 76,800 private warrants outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $57.50 per share. Additionally, the Company also issued 3,000,000 Series A Warrants in connection with the facility agreement. Each Series A Warrants entitles the registered holder to purchase one share of common stock at an exercise price of $5.00 per share.

Note 12. Earnings (Loss) Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(43,393)	$(35,955)	(78,719)	(71,129)

Denominator:
Weighted average shares of common stock outstanding — Basic	52,995,093	44,104,251	52,868,909	44,015,402
Dilutive effect of potential common stock	—	—	—	—
Weighted average shares of common stock outstanding — Diluted	52,995,093	44,104,251	52,868,909	44,015,402
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.82)	$(0.82)	$(1.49)	$(1.62)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Six Months Ended June 30,
	2024	2023
Common stock options issued and outstanding	2,380,423	2,598,123
Restricted stock units	6,998,973	5,186,667
Performance-based restricted stock units	1,911,765	1,911,765
Common stock warrants	2,491,776	2,491,776
Series A warrants	3,000,000	—
Total	16,782,937	12,188,330

Note 13. Stock-based Compensation

Stock Options

The Company maintains the 2016 Stock Incentive Plan and the 2021 Incentive Award Plan (the “Stock Plans”) under which incentive stock options, non-qualified stock options and restricted stock units (“RSU”) may be granted to employees. Under the Stock Plans, the Company has 1,726,347 shares available for issuance as of June 30, 2024.

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

A summary of the Company’s stock option activity, for the six months ended June 30, 2024, was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	2,414,730	$2.79	5.73	$4,004
Exercised	(33,909)	1.57	—	—
Forfeited	(398)	2.74	—	—
Outstanding as of June 30, 2024	2,380,423	$2.81	5.25	$1,341
Vested and exercisable as of June 30, 2024	2,322,245	$2.51	5.18	$1,341
Vested and expected to vest as of June 30, 2024	2,380,423	$2.81	5.25	$1,341

There were no options granted during the six months ended June 30, 2024. As of June 30, 2024, the Company had $0.4 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units and Performance-based Restricted Stock Units (“PBRSU”)

In May 2023, the Company granted a total of 1,176,471 PBRSUs to certain executives that vest on achieving certain operational milestones as defined in the individual grant agreements subject to continued employment through 2025. Stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. If satisfaction of the performance condition is not probable, stock-based compensation cost recognition is deferred until it becomes probable. The Company reassesses the probability as to whether satisfaction of the performance condition is probable on a quarterly basis, and stock-based compensation cost is adjusted based on the portion of the requisite service provided. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest or the performance period lapses. The weighted-average grant date PBRSU fair value of $5.10 per share is determined based upon the market closing price of the Company’s common stock on the date of grant. As of June 30, 2024, the total unrecognized compensation expense related to the performance-based PBRSUs was $1.1 million, which is expected to be amortized over a weighted-average period of 1.5 years.

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

June 30, 2024
Expected term (years)	0.5 - 4.7
Expected volatility	70.9%
Risk-free interest rate	3.29%
Dividend yield	0%
Share price	$5.10

As of June 30, 2024, the total unrecognized compensation expense related to the market-based PBRSUs was $0.6 million, which is expected to be amortized over a weighted-average period of 2.8 years.

The following table summarizes our RSU activity for the six months ended June 30, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2023	5,204,177	$9.65
Granted	3,343,772	3.58
Released	(835,539)	12.86
Forfeited	(713,437)	8.80
Outstanding as of June 30, 2024	6,998,973	$6.45

As of June 30, 2024, the Company had $37.7 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted-average period of 2.7 years. The above table excludes 1,911,765 PBRSUs granted to certain executive officers during the year ended December 31, 2023, and outstanding as of the six months ended June 30, 2024.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$64	$367	$166	$697
Research and development expenses	4,189	5,213	8,178	9,623
General and administrative expenses	913	1,216	1,820	2,335
Selling and marketing expenses	198	245	461	349
Total	$5,364	$7,041	$10,625	$13,004

Note 14. Income Taxes

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the six months ended June 30, 2024, the Company recognized a $0.1 million provision for income taxes related to foreign operations.

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

Note 15. Commitments and Contingencies

Leases

The weighted-average remaining lease terms were 1.7 years and 2.0 years as of June 30, 2024 and December 31, 2023, respectively. The weighted-average discount rates were 6.04% as of June 30, 2024 and December 31, 2023, respectively. Operating lease cost for the three months ended June 30, 2024, and 2023, was $1.1 million and $0.8 million, respectively. Operating lease cost for the six months ended June 30, 2024, and 2023, was $2.1 million and $1.8 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2024 (in thousands):

Operating Leases
Remainder of 2024	$1,995
2025	3,157
2026	728
Total minimum lease payments	5,880
Less: imputed interest	(276)
Total lease liability	$5,605

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

Litigation – other matters

On March 7, 2024, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against InterPrivate Acquisition Management LLC, InterPrivate LLC, and former directors and officers of InterPrivate Acquisition Corp (“IPV”). The lawsuit is captioned Louis Smith v. Ahmed M. Fattouh, et al., (Del. Ch. 2024). On June 3, 2024, a second putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against IPV and Soroush Salehian and Mina Rezk (collectively, the “Delaware Stockholder Litigation”). Among other remedies, the complaints seek damages and attorneys’ fees and costs. In connection with IPV’s March 12, 2021, business combination transaction with Aeva Inc., Aeva agreed to assume certain indemnification obligations to IPV’s former directors and officers.

On July 2, 2024, the Company and the parties to the Delaware Stockholder Litigation entered into a term sheet, which is being memorialized into a formal settlement agreement and which will be subject to court approval, to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, the Company has agreed to pay a total settlement cost of $14.0 million in exchange for a release of all claims related to the business combination and expects to recover $2.5 million from insurance carrier. The settlement is being paid pursuant to the Company’s indemnification obligations and from available director and officer insurance policies.

As of June 30, 2024, the Company has accrued a contingent liability of $14.0 million in other current liabilities on the accompanying condensed consolidated balance sheets in connection with the settlement of the Delaware Stockholder Litigation, and a $2.5 million insurance recovery in other current assets on the accompanying condensed consolidated balance sheets. The Company has also incurred legal expenses in connection with the Delaware Stockholder Litigation, which have been expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Note 16. Segment Information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision-maker (“CODM”), consisting of the Company’s chief executive officer and the Company’s chief technology officer as a group, in deciding how to allocate resources and assess the Company’s financial and operational performance. In addition, the Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. As a result, the Company has determined that the Company’s business operates in a single operating segment. Since the Company operates as one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region (in thousands):

	June 30,	December 31,
	2024	2023
North America	$7,948	$8,675
Asia	4,207	3,439
Total	$12,155	$12,114

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of Aeva’s results of operations and financial condition should be read in conjunction with the information set forth in the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon Aeva’s current expectations, estimates, and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) under the heading “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Unless the context otherwise requires, all references in this section to “we,” “our,” “us” “the Company” or “Aeva” refer to the business of Aeva Technologies, Inc., a Delaware corporation, and its subsidiaries.

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

General and administrative expenses

General and administrative expenses consist of personnel and personnel-related expenses, including salaries, benefits, and stock-based compensation expense of Aeva’s executive, finance, information systems, human resources, and legal teams, as well as legal and accounting fees for professional and contract services.

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

Other income and expense

Other income and expense primarily consist of changes in the fair value of Series A warrants fair value of private placement warrants and, foreign currency transaction gains and losses, and realized gains and losses on marketable securities.

Results of Operations

Comparison of the Three Months Ended June 30, 2024, and 2023

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this quarterly statement. The following table sets forth Aeva’s results of operations data for the periods presented:

	Three Months Ended June 30,
	2024	2023	Change $	Change %
	(in thousands, except percentages)
Revenue	$2,012	$743	1,269	171%
Cost of revenue	2,860	2,661	199	7%
Gross loss	(848)	(1,918)	1,070	(56)%
Operating expenses:
Research and development expenses	26,196	27,065	(869)	(3)%
General and administrative expenses	8,663	7,713	950	12%
Selling and marketing expenses	1,706	1,485	221	15%
Litigation settlement, net	11,500	—	11,500	100%
Total operating expenses	48,065	36,263	11,802	33%
Loss from operations	(48,913)	(38,181)	(10,732)	28%
Interest income	2,099	2,225	(126)	(6)%
Other income, net	3,544	1	3,543	354,294%
Net loss before taxes	(43,270)	(35,955)	(7,315)	20%
Income tax provision	123	—	123	100%
Net loss	$(43,393)	$(35,955)	(7,438)	21%

Revenue

Revenue increased by $1.3 million or 171% during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily due to an increase in the total number of units sold and non-recurring engineering services which is dependent upon the timing of the work performed for our customers. This increase was partially offset by a decrease in the per unit average selling price of the units sold.

Cost of revenue

Cost of revenue increased by $0.2 million or 7%, during the three months ended June 30, 2024, from the three months ended June 30, 2023. The increase was primarily due to an increase in non-recurring services during the current period as compared to the prior period.

Operating expenses

Research and development expenses

Research and development expenses decreased by $0.9 million, or 3%, to $26.2 million for the three months ended June 30, 2024, from $27.1 million for the three months ended June 30, 2023. Research and development expenses decreased primarily due to a decrease of $1.6 million in material expenses related to product development and a $0.1 million decrease in employee related expenses, partially offset by a $0.4 million increase in software subscription expenses, a $0.3 million increase in consulting expenses, and a $0.1 million increase in facility related expenses.

General and administrative expenses

General and administrative expenses increased by $1.0 million, or 12%, to $8.7 million for the three months ended June 30, 2024, from $7.7 million for the three months ended June 30, 2023. Legal expenses increased by $0.6 million, payroll expenses increased by $0.7 million, facility related expenses increased by $0.3 million and travel expenses increased by $0.1 million, partially offset by a decrease in insurance expenses by $0.2 million, a decrease in stock-based compensation expenses by $0.3 million, and a decrease in recruiting expenses by $0.2 million.

Selling and marketing expenses

Selling and marketing expenses increased by $0.2 million, or 15%, to $1.7 million for the three months ended June 30, 2024, from $1.5 million for the three months ended June 30, 2023. The increase was primarily due to an increase in payroll related expense.

Litigation settlement, net

During the three months ended June 30, 2024, the Company recorded a litigation settlement expense (net) of $11.5 million, related to the Delaware Stockholder Litigation (See Note 15 to our condensed consolidated financial statements).

Interest income

Interest income decreased by $0.1 million, or 6%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was due to a decrease in the overall balance of interest-bearing cash equivalents and marketable securities for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, due to net cash used in operating activities, partially offset by higher yield on interest bearing securities.

Other income, net

Other income increased by $3.5 million for the three months ended June 30, 2024 primarily due to changes in the fair value of Series A warrants.

Results of Operations

Comparison of the Six Months Ended June 30, 2024, and 2023

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this quarterly statement. The following table sets forth Aeva’s results of operations data for the periods presented:

	Six Months Ended June 30,
	2024	2023	Change $	Change %
	(in thousands, except percentages)
Revenue	$4,119	$1,891	2,228	118%
Cost of revenue	6,359	5,190	1,169	23%
Gross loss	(2,240)	(3,299)	1,059	(32)%
Operating expenses:
Research and development expenses	51,208	52,519	(1,311)	(2)%
General and administrative expenses	17,074	15,546	1,528	10%
Selling and marketing expenses	4,235	4,083	152	4%
Litigation settlement, net	11,500	—	11,500	100%
Total operating expenses	84,017	72,148	11,869	16%
Loss from operations	(86,257)	(75,447)	(10,810)	14%
Interest income	4,557	4,289	268	6%
Other income, net	3,104	29	3,075	10,602%
Net loss before taxes	(78,596)	(71,129)	(7,467)	10%
Income tax provision	123	—	123	100%
Net loss	$(78,719)	$(71,129)	$(7,590)	11%

Revenue

Revenue increased by $2.2 million, or 118% during the six months June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily due to an increase in units sold and non-recurring engineering services, which is dependent upon the timing of the work performed for our customers as compared to the prior period. The increase was partially offset by a decrease in per unit average selling price of the units sold.

Cost of revenue

Cost of revenue increased by $1.2 million, or 23%, during the six months ended June 30, 2024, from the six months ended June 30, 2023. The increase was primarily due to an increase in the sale of the prototype units sold in 2024 as compared to 2023 and increase in cost of revenue related to the non-recurring services revenue.

Operating expenses

Research and development expenses

Research and development expenses decreased by $1.3 million, or 2%, to $51.2 million for the six months ended June 30, 2024, from $52.5 million for the six months ended June 30, 2023. Research and development expenses decreased primarily due to a lower material cost related to research and development. Research material cost decreased by $3.9 million, stock-based compensation expenses decreased by $1.4 million, legal expenses decreased by $0.2 million and other employee related expenses decreased by $0.2 million. This was partially offset by a $2.3 million increase in payroll related expenses, a $0.9 million increase in research and development service expenses, a $0.4 million increase in depreciation, a $0.5 million increase in software subscription expense, and a $0.3 million increase in facility and other expenses.

General and administrative expenses

General and administrative expenses increased by $1.6 million, or 10%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. General and administrative expenses increased primarily due to an increase in employees related expenses of $1.4 million, legal expense increase by $0.7 million, professional fees increased by $0.4 and travel expenses increased by $0.1 million, partially offset by a $0.6 million decrease in insurance expense, a $0.3 million decrease in depreciation and a $0.1 million decrease in recruiting expenses.

Selling and marketing expenses

Selling and marketing expenses increased by $0.1 million, or 4%, to $4.2 million for the six months ended June 30, 2024, from $4.1 million for the six months ended June 30, 2023. The increase was primarily due to an increase in payroll related expenses.

Litigation settlement, net

During the six months ended June 30, 2024, the Company recorded a litigation settlement expense (net) of $11.5 million, related to the Delaware Stockholder Litigation (See Note 15 to our condensed consolidated financial statements).

Interest income

Interest income increased by $0.3 million, or 6%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was due to change in the interest rate during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, partially offset by a decrease in the overall balance of interest-bearing cash equivalents and marketable securities.

Other income, net

Other income increased by $3.1 million for the six months ended June 30, 2024, primarily due to a change in in the fair value of Series A warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

Aeva’s capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support research and development efforts, investments in information technology systems, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. As of June 30, 2024, Aeva had cash, cash equivalents and marketable securities totaling $160.2 million.

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

During the period, the Company has accrued a contingent liability of $14.0 million connection with the settlement of the Delaware Stockholder Litigation, and a $2.5 million insurance recovery (See Note 15 to our condensed consolidated financial statements).

Aeva expects current cash, cash equivalents, and marketable securities will be sufficient to fund its near term cash needs but will be required to raise additional capital or draw on the Facility Agreement (see Note 10 to our condensed consolidated financial statements) unless Aeva is able to generate sufficient revenue from the sale of its products to cover operating expense, working capital and capital expenditures.

Aeva has incurred negative cash flows from operating activities and losses from operations in the past as reflected in its accumulated deficit of $538.3 million as of June 30, 2024. Aeva expects to continue to incur operating losses due to continued investments that it intends to make in its business, including development of products. Aeva believes that existing cash and cash equivalent and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(60,127)	$(63,419)
Cash provided by investing activities	45,441	30,580
Net cash (used in) provided by financing activities	(239)	96
Net decrease in cash and cash equivalents	$(14,925)	$(32,743)

Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities was $60.1 million, attributable to a net loss of $78.7 million and a net change in net operating assets and liabilities of $8.0 million, partially offset by non-cash charges of $10.6 million. Non-cash charges primarily consisted of $10.6 million in stock-based compensation, $2.8 million in depreciation and amortization expense, $1.7 million in amortization of right of use assets and $0.7 million in inventory reserves and others, partially offset by $3.1 million change in the fair value of warrant liability and by a $2.1 million in amortization of premium and accretion of discount on available for sale securities. The change in net operating assets and liabilities was primarily due to a $16.5 million increase in other current liabilities is primarily due to a $14.0 million accrual for litigation settlement cost, a $0.3 million decrease in other non-current assets, a $0.2 million increase in accounts payable and $0.3 million increase in accrued liabilities, partially offset by a $3.0 million decrease in accrued employee cost, a $3.2 million increase in other current assets, a $1.7 million decrease in lease liability, a $1.2 million increase in inventories and a $0.2 million increase in accounts receivable.

Investing Activities

For the six months ended June 30, 2024, net cash provided by investing activities was $45.4 million, attributable to maturity of available-for-sale investments of $99.9 million, partially offset by purchase of investments of $52.1 million and purchase of property, plant and equipment of $2.4 million.

Financing Activities

For the six months ended June 30, 2024, net cash used in financing activities was attributable to payment of taxes withheld on net settled vesting of restricted stock units.

Off-Balance Sheet Arrangements

As of June 30, 2024, Aeva has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

For the six months ended June 30, 2024 there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Note 1 of the notes to condensed consolidated financial statements included in this Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in actions, claims, suits and other proceedings in the ordinary course of business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. Information regarding legal proceedings is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 15 Commitments and Contingencies.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act), except as follows:

On June 4, 2024, Stephen Zadesky, one of our directors, adopted a Rule 10b5-1 Trading Plan. Mr. Zadesky’s Rule 10b5-1 trading arrangement provides for the potential sale of up to 14,851 shares of our common stock, subject to certain conditions. The arrangement's expiration date is March 31, 2025.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2024 by our directors and Section 16 officers.

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

AEVA TECHNOLOGIES, INC.

Date: August 8, 2024	By:	/s/Soroush Salehian Dardashti
Soroush Salehian Dardashti
Chief Executive Officer

Date: August 8, 2024	By:	/s/ Saurabh Sinha
Saurabh Sinha
Chief Financial Officer