Form 10-Q
period 2024-09-30
Aeva Technologies, Inc.
filed 2024-11-07
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 53,882,801 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$30,462	$38,547
Marketable securities	104,355	182,481
Accounts receivable	575	628
Inventories	2,125	2,374
Other current assets	7,752	5,195
Total current assets	145,269	229,225
Operating lease right-of-use assets	4,713	7,289
Property, plant and equipment, net	11,389	12,114
Intangible assets, net	1,950	2,625
Other noncurrent assets	5,815	6,132
Total assets	$169,136	$257,385
Liabilities and stockholders' equity
Accounts payable	$3,010	$3,602
Accrued liabilities	4,632	2,648
Accrued employee costs	4,456	6,043
Lease liability, current portion	3,385	3,587
Other current liabilities	18,132	2,524
Total current liabilities	33,615	18,404
Lease liability, noncurrent portion	1,306	3,767
Warrant liability	4,955	6,772
Total liabilities	39,876	28,943
Commitments and contingencies (Note 15)
Convertible preferred stock $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 53,832 and 52,389 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	6	5
Additional paid-in capital	704,853	688,124
Accumulated other comprehensive income (loss)	116	(87)
Accumulated deficit	(575,715)	(459,600)
Total stockholders' equity	129,260	228,442
Total liabilities and stockholders' equity	$169,136	$257,385

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$2,250	$810	$6,369	$2,701
Cost of revenue	2,971	2,525	9,330	7,715
Gross loss	(721)	(1,715)	(2,961)	(5,014)
Operating expenses:
Research and development expenses	27,116	23,787	78,324	76,306
General and administrative expenses	8,456	8,474	25,530	24,020
Selling and marketing expenses	1,583	1,520	5,818	5,603
Litigation settlement, net	—	—	11,500	—
Total operating expenses	37,155	33,781	121,172	105,929
Operating loss	(37,876)	(35,496)	(124,133)	(110,943)
Interest income	1,770	2,219	6,327	6,508
Other income (expense), net	(1,268)	39	1,836	68
Loss before income taxes	(37,374)	(33,238)	(115,970)	(104,367)
Income tax provision	22	—	145	—
Net loss	$(37,396)	$(33,238)	$(116,115)	$(104,367)
Unrealized gain on available-for-sale securities	352	915	203	2,604
Total comprehensive loss	$(37,044)	$(32,323)	$(115,912)	$(101,763)
Net loss per share, basic and diluted	$(0.70)	$(0.75)	$(2.18)	$(2.36)
Weighted-average shares used in computing net loss per share, basic and diluted	53,704,039	44,565,164	53,149,318	44,200,670

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	other comprehensive		Accumulated	Total stockholders'
	Shares	Amount	capital	loss		deficit	equity
Balance at December 31, 2023	52,388,961	$5	$688,124	$(87)		$(459,600)	$228,442
Share-based compensation	—	—	5,261	—		—	5,261
Issuance of common stock upon exercise of stock options	28,227	—	39	—		—	39
Issuance of common stock upon release of restricted stock units	423,869	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(25,286)	—	(55)	—		—	(55)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(161)		—	(161)
Net loss		—	—	—		(35,326)	(35,326)
Balance as of March 31, 2024	52,815,771	$5	$693,369	$(248)	`	$(494,926)	$198,200
Share-based compensation	—	—	5,364	—		—	5,364
Issuance of common stock upon exercise of stock options	5,682	—	15	—		—	15
Issuance of common stock upon release of restricted stock units	411,670	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(56,463)	—	(238)	—		—	(238)
Unrealized gain (loss) on available-for-sale securities	—	—	—	12		—	12
Net loss	—	—	—	—		(43,393)	(43,393)
Balance as of June 30, 2024	53,176,660	$5	$698,510	$(236)		$(538,319)	$159,960
Share-based compensation	—	—	6,505	—		—	6,505
Issuance of common stock upon exercise of stock options	8,340	1	22	—		—	23
Issuance of common stock upon release of restricted stock units	710,300	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(63,243)	—	(184)	—		—	(184)
Unrealized gain (loss) on available-for-sale securities	—	—	—	352		—	352
Net loss	—	—	—	—		(37,396)	(37,396)
Balance as of September 30, 2024	53,832,057	$6	$704,853	$116		$(575,715)	$129,260

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	other comprehensive		Accumulated	Total stockholders'
	Shares	Amount	capital	loss		deficit	equity
Balance at December 31, 2022	43,749,685	$4	$643,774	$(3,585)		$(310,267)	$329,926
Share-based compensation	—	—	5,963	—		—	5,963
Issuance of common stock upon exercise of stock options	47,328	—	57	—		—	57
Issuance of common stock upon release of restricted stock units	215,505	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(2,499)	—	(20)	—		—	(20)
Unrealized gain (loss) on available-for-sale securities	—	—	—	1,212		—	1,212
Net loss	—	—	—	—		(35,174)	(35,174)
Balance as of March 31, 2023	44,010,019	$4	$649,774	$(2,373)	`	$(345,441)	$301,964
Share-based compensation	—	—	7,041	—		—	7,041
Issuance of common stock upon exercise of stock options	23,663	—	59	—		—	59
Issuance of common stock upon release of restricted stock units	144,694	—	—	—		—	—
Unrealized gain (loss) on available-for-sale securities	—	—	—	477		—	477
Net loss	—	—	—	—		(35,955)	(35,955)
Balance as of June 30, 2023	44,178,376	$4	$656,874	$(1,896)		$(381,396)	$273,586
Share-based compensation	—	—	5,149	—		—	5,149
Issuance of common stock upon exercise of stock options	20,722	—	36	—		—	36
Issuance of common stock upon release of restricted stock units	445,484	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(11,159)	—	(43)	—		—	(43)
Unrealized loss on available-for-sale securities	—	—	—	915		—	915
Net loss	—	—	—	—		(33,238)	(33,238)
Balance as of September 30, 2023	44,633,423	$4	$662,016	$(981)		$(414,634)	$246,405

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(116,115)	$(104,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,042	3,145
Impairment of inventories	883	170
Change in fair value of warrant liability	(1,817)	(68)
Stock-based compensation	17,130	18,153
Amortization of right-of-use assets	2,576	2,278
Amortization of premium and accretion of discount on available-for-sale securities, net	(2,932)	(2,102)
Other	298	—
Changes in operating assets and liabilities:
Accounts receivable	53	2,118
Inventories	(634)	89
Other current assets	(2,557)	(147)
Other noncurrent assets	317	(204)
Accounts payable	(563)	(2,402)
Accrued liabilities	1,985	(6,291)
Accrued employee costs	(1,626)	139
Lease liability	(2,663)	(2,253)
Other current liabilities	15,608	250
Net cash used in operating activities	(86,015)	(91,492)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,969)	(3,423)
Purchase of available-for-sale securities	(62,848)	(97,642)
Proceeds from maturities of available-for-sale securities	144,108	165,597
Net cash provided by investing activities	78,291	64,532
Cash flows from financing activities:
Payments of taxes withheld on net settled vesting of restricted stock units	(438)	(62)
Proceeds from exercise of stock options	77	152
Net cash (used in) provided by financing activities	(361)	90
Net decrease in cash and cash equivalents	(8,085)	(26,870)
Beginning cash and cash equivalents	38,547	67,420
Ending cash and cash equivalents	$30,462	$40,550
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$116	$—
Supplemental disclosures of non-cash investing and financing activities:
Unpaid property, plant and equipment purchases	$61	$604
Right-of-use asset obtained in exchange for lease liability	$—	$2,646
Taxes withheld on net settled vesting of restricted stock units	$39	$—

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

On March 18, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-5 reverse stock split (the “Reverse Stock Split”) of the Company’s shares of common stock, $0.0001 par value (the “common stock”). Pursuant to the Reverse Stock Split, every five (5) shares of issued and outstanding shares of common stock were combined into one (1) share of common stock. Accordingly, unless indicated otherwise, all the current period and historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents for the periods presented in this Interim Report on Form 10-Q have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. There was no change to the shares authorized or in the par value per share of common stock of $0.0001.

The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity. The Company did not issue fractional shares in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to fractional shares of common stock were instead entitled to receive a proportional cash payment. The number of shares of common stock issuable under the Company's equity incentive plans and exercisable under the outstanding warrants were also proportionately adjusted.

Principles of Consolidation and Liquidity

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has funded its operations primarily through the Business Combination (the “Business Combination”) with InterPrivate Acquisition Corp. (the Company’s predecessor, which was originally incorporated in Delaware as a special purpose acquisition company (“IPV”)) on March 12, 2021, and issuances of stock. As of September 30, 2024, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $134.8 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $575.7 million as of September 30, 2024. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents, marketable securities, and the Standby Equity Purchase Agreement (the "Facility Agreement," Note 10) will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

As of September 30, 2024, five customers accounted for 23%, 17%, 12%, 11%, and 11% of accounts receivable, respectively. As of December 31, 2023, one customer accounted for 42% of accounts receivable. As of September 30, 2024, two vendors accounted for 17% and 13% of the accounts payable, respectively. As of December 31, 2023, three vendors accounted for 12%, 11%, and 11% each of the accounts payable, respectively.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the condensed consolidated financial statements and related disclosures.

Note 2. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the three months ended September 30, 2024 and 2023, based on the disaggregation criteria described above were as follows (in thousands):

	Three Months Ended September 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$1,886	84%	$445	55%
Europe	78	3%	168	21%
Asia	286	13%	197	24%
Total	$2,250	100%	$810	100%

Revenue by timing of recognition:
Recognized at a point in time	$1,395	62%	$810	100%
Recognized over time	855	38%	-	0%
Total	$2,250	100%	$810	100%

Total revenue for the nine months ended September 30, 2024 and 2023, based on the disaggregation criteria described above are as follows (in thousands):

	Nine Months Ended September 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$5,511	87%	$1,464	54%
Europe	347	5%	569	21%
Asia	511	8%	668	25%
Total	$6,369	100%	$2,701	100%

Revenue by timing of recognition:
Recognized at a point in time	$4,503	71%	$2,267	84%
Recognized over time	1,866	29%	434	16%
Total	$6,369	100%	$2,701	100%

The revenue recognized at a point in time was related to product revenue and revenue recognized over time was from non-recurring engineering services.

For the three months ended September 30, 2024, one customer accounted for 67% of the Company’s revenue. For the three months ended September 30, 2023, two customers accounted for 40% and 11% of the Company’s revenue, respectively.

For the nine months ended September 30, 2024, two customers accounted for 60% and 19% of the Company’s revenue, respectively. For the nine months ended September 30, 2023, two customers accounted for 27% and 13% of the Company’s revenue, respectively.

Contract Assets and Contract Liabilities

As of December 31, 2023, the Company had contract assets of $0.1 million recognized in other current assets. The Company had no contract assets as of September 30, 2024. As of September 30, 2024, and December 31, 2023, the Company had contract liabilities of $3.1 million and $2.1 million, respectively, included in other current liabilities.

Note 3. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy:

	September 30, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$18,586	$—	$—	$18,586	$18,586	$—

Level 1
Money market funds	492	—	—	492	492	—

Level 2
U.S. agency securities	13,802	23	—	13,825	—	13,825
U.S. Treasury securities	26,229	14	—	26,243	11,384	14,859
Commercial paper	20,240	25	—	20,265	—	20,265
Corporate bonds	55,352	65	(11)	55,406	—	55,406
Subtotal	115,623	127	(11)	115,739	11,384	104,355
Total assets	$134,701	$127	$(11)	$134,817	$30,462	$104,355

Liabilities
Level 3
Warrant liabilities	$—	$—	$—	$4,955	$—	$—
Total liabilities	$—	$—	$—	$4,955	$—	$—

	December 31, 2023
	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$21,799	$—	$—	$21,799	$21,799	$—

Level 1
Money market funds	6,266	—	—	6,266	6,266	—

Level 2
U.S. agency securities	35,962	8	(97)	35,873	—	35,873
U.S. Treasury securities	18,323	1	(14)	18,310	10,482	7,828
Commercial paper	38,491	25	(16)	38,500	—	38,500
Corporate bonds	100,274	136	(130)	100,280	—	100,280
Subtotal	193,050	170	(257)	192,963	10,482	182,481
Total assets	$221,115	$170	$(257)	$221,028	$38,547	$182,481

Liabilities
Level 3
Warrant liabilities	$—	$—	$—	$6,772	$—	$—
Total liabilities	$—		$—	$6,772	$—	$—

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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	September 30, 2024	December 31, 2023
Fair value, beginning balance	$6,772	$90
Fair value at issuance of Series A Warrants	—	6,450
Change in the fair value of Series A warrants included in other income (expense), net	(1,799)	300
Change in the fair value of private placement warrants included in other income (expense), net	(18)	(68)
Fair value, closing balance	$4,955	$6,772

The key inputs into the Black-Scholes option pricing model for the private placement warrants were as follows for the relevant periods:

	September 30, 2024	December 31, 2023
Expected term (years)	1.4	2.2
Expected volatility	87.6%	94.1%
Risk-free interest rate	3.82%	4.23%
Dividend yield	0%	0%
Exercise Price	$57.50	$57.50

The key inputs into the Black-Scholes option pricing model for the Series A warrants were as follows for the relevant periods:

	September 30, 2024	December 31, 2023
Expected term (years)	3.2	4.0
Expected volatility	87.6%	87.2%
Risk-free interest rate	3.55%	3.89%
Dividend yield	0%	0%
Exercise Price	$5.00	$5.00

Note 4. Acquisition of Intangible Assets

As of September 30, 2024, expected amortization expense relating to purchased intangible assets was as follows (in thousands):

Remainder of 2024	$225
2025	900
2026	825
Total future amortization	$1,950

The Company recorded amortization expense related to the acquired intangible assets of $0.2 million for each of the three months ended September 30, 2024 and September 30, 2023, and $0.7 million for each of the nine months ended September 30, 2024, and September 30, 2023.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$1,416	$2,178
Work-in-progress	142	136
Finished goods	567	60
Total inventories	$2,125	$2,374

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Computer equipment	$3,023	$2,795
Lab equipment	8,270	7,151
Leasehold improvements	3,362	3,148
Construction in progress	347	1,434
Testing equipment	1,956	1,455
Manufacturing equipment	5,825	4,269
Furniture, fixtures and other equipment	560	458
Total property, plant and equipment	$23,343	$20,710
Less: accumulated depreciation	(11,954)	(8,596)
Total property, plant and equipment, net	$11,389	$12,114

Depreciation related to property, plant, and equipment was $1.1 million and $0.8 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and $3.4 million and $2.5 million for the nine months ended September 30, 2024, and September 30, 2023, respectively.

Note 7. Other current assets

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid expenses	$2,536	$2,228
Contract assets	—	140
Vendor deposits	1,436	1,104
Other current assets	3,780	1,723
Total other current assets	$7,752	$5,195

Note 8. Other non-current assets

Other non-current assets consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Non marketable equity investments	$5,000	$5,000
Security deposit	815	$1,116
Other non-current assets	—	16
Total other non-current assets	$5,815	$6,132

In November 2023, the Company made an investment in 700,440 shares of preferred stock of a private company for a cash consideration of $5.0 million, which is classified as non-marketable equity investment. The Company’s investment in the private company represents less than 1% of total capitalization. The Company neither has significant influence over the private company nor does the investment amount to a controlling financial interest in the private company. The Company elected to apply the measurement alternative, and as such, records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes in orderly transactions. During the period ended September 30, 2024, the Company did not identify any impairment or observable price changes for this non-marketable equity investment.

Note 9. Other current liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Litigation settlement	$14,000	$—
Other current liabilities	4,132	2,524
Total other current liabilities	$18,132	$2,524

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

Standby Equity Purchase Agreement

On November 8, 2023, the Company also entered into a Standby Equity Purchase Agreement (as amended from time to time, the “Facility Agreement”) with entities affiliated with Sylebra, pursuant to which the Company will have the right, but not the obligation to sell to Sylebra up to $125 million of its shares of convertible redeemable non-voting preferred stock, subject to satisfaction of certain conditions, by November 8, 2026. Each sale the Company requests under the Facility Agreement (each, an “Advance” and collectively, the “Advances”) may be for a number of shares of preferred stock with an aggregate value of at least $25.0 million but not more than $50.0 million (except with Sylebra’s consent).

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

The preferred stock will be convertible at the option of the holders into the number of shares of common stock equal to $10,000 divided by the then-applicable conversion price. At any time after the two year anniversary of any issuance of any series of preferred stock, the Company will have the option to convert all (but not less than all) of any series of then-outstanding preferred stock by paying a make-whole payment, in either stock or cash, equal to three years of dividends, provided that the closing price of the common stock exceeds 250% of the then-applicable conversion price for at least 20 out of 30 consecutive trading days prior to the date of conversion. To the extent, if any, a conversion would result in the holder thereof becoming the beneficial owner of more than 19.9% of the Company’s outstanding common stock, the Company will issue to such holder a pre-funded warrant in the form attached to the Facility Agreement. The preferred stock will be subject to customary pre-emptive rights.

The Company’s right to request Advances is conditioned upon the Company achieving a minimum of one new passenger auto-original equipment manufacturer (“OEM”) or commercial OEM program award with at least a 50,000 unit volume, the trading price of the common stock being below $15 at the time of the Advance request and other customary conditions.

Any preferred stock issued in connection with the Facility Agreement will rank senior to common stock upon the Company’s liquidation, dissolution or winding up. Any such preferred stock will be entitled to priority cumulative dividends which shall accrue daily from and after the original issue date of such preferred stock and shall compound on a quarterly basis on each dividend payment date. The accrued dividends shall in all cases be payable upon liquidation.

The Company shall pay dividends on each share of preferred stock in cash or in kind through issuance of shares of common stock with an aggregate value equal to the amount of the dividend to have been paid divided by the dividend conversion price. The board of directors of the Company may at its sole discretion elect to pay the dividends in cash in lieu of shares of common stock. The preferred stock has no voting rights unless it is converted into shares of common stock. Additionally, upon the occurrence of a change of control, the holders of preferred stock shall be entitled to receive in full a liquidating purchase in cash and in the amount per share of the preferred stock equal to the sum of (i) the liquidation preference plus (ii) accrued dividends with respect to such shares of preferred stock.

In connection with this financing, the Company also paid the entities affiliated with Sylebra, (a) a facility fee in the amount of $2.5 million, (b) an origination fee in the amount of $0.6 million, (c) an administrative fee in the amount of $0.3 million and (d) fees and expenses of Sylebra and its counsel, of approximately $0.4 million. The issuance costs related to the Facility Agreement were expensed as incurred as it failed to meet the equity classification guidance under ASC 815-40, and were deemed to be a derivative asset. The fair value of the derivative asset was not material as of and for the period ended September 30, 2024.

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

As of September 30, 2024, the Company had 3,000,000 Series A Warrants outstanding. The Series A Warrants were issued as consideration for entering into the Facility Agreement as discussed above. Each Series A Warrant is currently exercisable and expires in December 2027. Holders shall not have the right to exercise the Series A Warrants to the extent such person would beneficially own in excess of 19.9% of the Company’s outstanding common stock immediately after giving effect to such exercise.

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

Note 11. Capital Structure

As of September 30, 2024, the Company was authorized to issue up to 422,000,000 shares of common stock, each with a par value of $0.0001 per share.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, no shares of preferred stock were issued and outstanding.

Warrants

As of September 30, 2024, the Company had 2,414,976 public and 76,800 private warrants outstanding. Each public and private warrant entitles the registered holder to purchase one share of common stock at a price of $57.50 per share. Additionally, the Company also issued 3,000,000 Series A Warrants in connection with the Facility Agreement. Each Series A Warrants entitles the registered holder to purchase one share of common stock at an exercise price of $5.00 per share.

Note 12. Earnings (Loss) Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(37,396)	$(33,238)	(116,115)	(104,367)

Denominator:
Weighted average shares of common stock outstanding — Basic	53,704,039	44,565,164	53,149,318	44,200,670
Dilutive effect of potential common stock	—	—	—	—
Weighted average shares of common stock outstanding — Diluted	53,704,039	44,565,164	53,149,318	44,200,670
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.70)	$(0.75)	$(2.18)	$(2.36)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Nine Months Ended September 30,
	2024	2023
Common stock options issued and outstanding	2,372,083	2,499,451
Restricted stock units	6,615,696	5,228,873
Performance-based restricted stock units	1,911,765	1,911,765
Common stock warrants	2,491,775	2,491,775
Series A warrants	3,000,000	—
Total	16,391,319	12,131,864

Note 13. Stock-based Compensation

Stock Options

The Company maintains the 2016 Stock Incentive Plan and the 2021 Incentive Award Plan (the “Stock Plans”) under which incentive stock options, non-qualified stock options and restricted stock units (“RSU”) may be granted to employees. Under the Stock Plans, the Company has 1,399,324 shares available for issuance as of September 30, 2024.

Under the terms of the Stock Plans, incentive stock options must have an exercise price at or above the fair market value of the stock on the date of the grant, while non-qualified stock options are permitted to be granted below fair market value of the stock on the date of grant. The majority of stock options granted have service-based vesting conditions only. The service-based vesting conditions vary; however, typically stock options vest over four years with 25% of stock options vesting on the first anniversary of the grant and the remaining 75% vesting monthly over the remaining 36 months. Option holders have a ten-year period to exercise the options before they expire.

A summary of the Company’s stock option activity, for the nine months ended September 30, 2024, was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	2,414,730	$2.79	5.73	$4,004
Exercised	(42,249)	1.78	—	—
Forfeited	(398)	2.74	—	—
Outstanding as of September 30, 2024	2,372,083	$2.81	5.01	$2,810
Vested and exercisable as of September 30, 2024	2,323,091	$2.56	4.96	$2,810
Vested and expected to vest as of September 30, 2024	2,372,083	$2.81	5.01	$2,810

There were no options granted during the nine months ended September 30, 2024. As of September 30, 2024, the Company had $0.3 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Units and Performance-based Restricted Stock Units (“PBRSUs”)

In May 2023, the Company granted a total of 1,176,471 PBRSUs to certain executives that vest on achieving certain operational milestones as defined in the individual grant agreements subject to continued employment through 2025. Stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. If satisfaction of the performance condition is not probable, stock-based compensation cost recognition is deferred until it becomes probable. The Company reassesses the probability as to whether satisfaction of the performance condition is probable on a quarterly basis, and stock-based compensation cost is adjusted based on the portion of the requisite service provided. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest or the performance period lapses. The weighted-average grant date PBRSU fair value of $5.10 per share is determined based upon the market closing price of the Company’s common stock on the date of grant. As of September 30, 2024, the total unrecognized compensation expense related to the performance-based PBRSUs was $1.9 million, which is expected to be amortized over a weighted-average period of 1.3 years.

In May 2023, the Company also granted a total of 735,294 market-based PBRSUs to certain executives that vest over a multi-year period, upon continued service and when the volume-weighted average price per share (“VWAP Average”) of the Company’s common stock for the preceding 30 consecutive trading days equals or exceeds the target stock price for the indicated year. The Company recognizes stock-based compensation based upon the grant date fair value on an accelerated attribution basis over the requisite service period of the award. Provided that the requisite service is rendered, the total fair value of the market-based PBRSUs at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the achievement of the specified market criteria. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest. The weighted-average grant date fair value of the market-based PBRSUs was $1.40 per share. The Company estimated the fair value of the market-based PBRSUs award on the grant date using the Monte Carlo simulation model with the following assumptions:

Expected term (years)	0.5 - 4.7
Expected volatility	70.9%
Risk-free interest rate	3.29%
Dividend yield	0%
Share price	$5.10

As of September 30, 2024, the total unrecognized compensation expense related to the market-based PBRSUs was $0.6 million, which is expected to be amortized over a weighted-average period of 2.6 years.

The following table summarizes the Company's RSU activity for the nine months ended September 30, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2023	5,204,177	$9.65
Granted	4,061,272	3.53
Released	(1,545,839)	10.96
Forfeited	(1,103,914)	7.53
Outstanding as of September 30, 2024	6,615,696	$5.93

As of September 30, 2024, the Company had $33.0 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted-average period of 2.7 years. The above table excludes 1,911,765 PBRSUs granted to certain executive officers during the year ended December 31, 2023, and outstanding as of the nine months ended September 30, 2024.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$42	$161	$208	$858
Research and development expenses	4,261	3,094	12,439	12,717
General and administrative expenses	1,983	1,654	3,803	3,989
Selling and marketing expenses	219	240	680	589
Total	$6,505	$5,149	$17,130	$18,153

Note 14. Income Taxes

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the nine months ended September 30, 2024, the Company recognized a $0.1 million provision for income taxes related to foreign operations.

The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company has completed an analysis as of December 31, 2022 and does not expect any net operating loss carryforwards or tax credit carryforwards to expire due to a limitation.

Note 15. Commitments and Contingencies

Leases

The weighted-average remaining lease terms were 1.4 years and 2.0 years as of September 30, 2024 and December 31, 2023, respectively. The weighted-average discount rate was 6.04% as of both September 30, 2024 and December 31, 2023. Operating lease cost for the three months ended September 30, 2024, and 2023, was $1.1 million and $0.9 million, respectively. Operating lease cost for the nine months ended September 30, 2024, and 2023, was $3.2 million and $2.7 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2024 (in thousands):

Operating Leases
Remainder of 2024	$1,000
2025	3,157
2026	728
Total minimum lease payments	4,885
Less: imputed interest	(194)
Total lease liability	$4,691

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

Litigation – other matters

On March 7, 2024, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against InterPrivate Acquisition Management LLC, InterPrivate LLC, and former directors and officers of IPV. The lawsuit is captioned Louis Smith v. Ahmed M. Fattouh, et al., (Del. Ch. 2024). On June 3, 2024, a second putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against IPV and Soroush Salehian and Mina Rezk (collectively, the “Delaware Stockholder Litigation”). Among other remedies, the complaints seek damages and attorneys’ fees and costs. In connection with the Business Combination, the Company agreed to assume certain indemnification obligations to IPV’s former directors and officers.

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

As of September 30, 2024, the Company has accrued a contingent liability of $14.0 million in other current liabilities on the accompanying condensed consolidated balance sheets in connection with the settlement of the Delaware Stockholder Litigation, and a $2.5 million insurance recovery in other current assets on the accompanying condensed consolidated balance sheets. The Company has also incurred legal expenses in connection with the Delaware Stockholder Litigation, which have been expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Indemnifications

In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FASB ASC Guarantees (Topic 460), except for standard indemnification provisions that are contained within many of the Company’s customer agreements and give rise only to disclosure requirements prescribed by Topic 460. Indemnification provisions contained within the Company’s customer agreements are generally consistent with those prevalent in the Company’s industry. The Company has not incurred any obligations under customer indemnification provisions and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification obligations.

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

Long-Lived Assets

The following table sets forth the Company’s property, plant, and equipment, net by geographic region (in thousands):

	September 30,	December 31,
	2024	2023
North America	$7,228	$8,675
Asia	4,161	3,439
Total	$11,389	$12,114

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of Aeva’s results of operations and financial condition should be read in conjunction with the information set forth in the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon Aeva’s current expectations, estimates, and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) under the heading “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Unless the context otherwise requires, all references in this section to “we,” “our,” “us” “the Company” or “Aeva” refer to the business of Aeva Technologies, Inc., a Delaware corporation, and its subsidiaries.

On March 18, 2024, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-5 reverse stock split (the “Reverse Stock Split”) of shares of common stock, $0.0001 par value (the “common stock”). Pursuant to the Reverse Stock Split, every five (5) shares of issued and outstanding shares of common stock were combined into one (1) share of common stock. All share and per share amounts presented herein have been retroactively adjusted to reflect the Reverse Stock Split. There was no change to the shares authorized or in the par value per share of common stock of $0.0001.

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

Overview

Our vision is to bring perception to broad applications. Through our Frequency Modulated Continuous Wave ("FMCW") sensing technology, we believe we are introducing the world’s first 4D LiDAR-on-chip that, along with our proprietary software applications, has the potential to enable the adoption of LIDAR across broad applications.

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

Unlike legacy 3D LiDAR, which relies on Time-of-Flight (“ToF”) technology and measures only depth and reflectivity, Aeva’s solution leverages a proprietary FMCW technology to measure velocity in addition to depth, reflectivity and inertial motion. We believe the ability of Aeva’s solution to measure instant velocity for every pixel is a significant advantage over ToF-based sensing solutions. Furthermore, Aeva’s technology is free from interference from other LiDAR and sunlight, and our core innovations within FMCW are intended to enable autonomous vehicles to see at significantly higher distances of up to 500 meters.

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

Key Factors Affecting Aeva’s Operating Results

We believe that Aeva's future performance and success depends to a substantial extent on our ability to capitalize opportunities, which in turn is subject to significant risks and challenges, including those discussed in Part I, Item 1A of the 2023 Form 10-K under the heading “Risk Factors.”

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

Aeva’s future performance will depend on our ability to deliver on economies of scale. Our customers will require that our perception solutions be manufactured and sold at per-unit prices that are competitive. Our ability to compete in key markets will depend on the success of our efforts to efficiently and reliably produce cost-effective perception solutions that are competitively priced and affordable for our commercial-stage customers.

Additionally, the macroeconomic conditions in the industry, the growing emergence of competition in advanced assisted driving sensing and software technologies globally can negatively impact pricing, margins and market share. If Aeva does not generate the margins we expect upon commercialization of our perception solutions, Aeva may be required to raise additional debt or equity capital, which may not be available or may only be available on terms that are onerous or highly dilutive to our stockholders.

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

Sales Volume. Each product program will have an expected range of sales volumes, depending on the end market demand for our customers’ products as well as market application. This can depend on several factors, including market penetration, product capabilities, size of the end market that the product addresses and our end customers’ ability to sell their products. In addition to end market demand, sales volumes also depend on whether our customer is in the development or production phase. In certain cases, we may provide volume discounts or strategic customer pricing on sales of our solutions, which may or may not be offset by lower manufacturing costs related to higher volumes which in turn could adversely impact our gross margins. Aeva’s ability to ultimately achieve profitability is dependent upon progression of existing relationships to production and our ability to meet required volumes and required cost targets and gross margins. Delays of our current and future customers’ programs could result in Aeva being unable to achieve our revenue targets and profitability in the time frame we anticipate. Such delays could result in Aeva requiring to raise additional debt or equity capital, which may not be available or may only be available on terms that are onerous or highly dilutive to our stockholders.

Basis of Presentation

Our condensed consolidated financial statements include the accounts of our wholly owned subsidiaries. We have eliminated intercompany accounts and transactions.

Components of Results of Operations

Revenue

Revenue consists of sales of perception solutions or sensing systems and non-recurring engineering services.

Aeva is engaged in design, manufacturing and sale of LiDAR sensing systems and related perception and autonomy-enabling software solutions serving customers in automotive, industrial, and other markets. Under our customer agreements, Aeva delivers a specified number of sensing systems at a fixed price under customary terms and conditions. The sensing system units sold under these agreements are typically prototypes that are used by the customer for its research, development, evaluation, pilot, or testing purposes. We also enter into non-recurring engineering service arrangements with certain of our customers to customize Aeva’s perception solution to meet customer specific requirements.

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

Operating expenses

Research and development expenses

Aeva’s research and development efforts are focused on enhancing and developing additional functionality for our existing products and on new product development. Research and development expenses consist primarily of:

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

Interest income and interest expense

Interest income consists primarily of income earned on Aeva’s cash equivalents and investments in marketable securities. Interest income varies based on Aeva’s cash equivalents and marketable securities balance and changes in the interest rates.

Other income and expense

Other income and expense primarily consist of changes in the fair value of Series A warrants, fair value of private placement warrants and foreign currency transaction gains and losses, as well as realized gains and losses on marketable securities.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2024, and 2023

The following table sets forth Aeva’s results of operations data for the periods presented:

	Three Months Ended September 30,
	2024	2023	Change $	Change %
	(in thousands, except percentages)
Revenue	$2,250	$810	1,440	178%
Cost of revenue	2,971	2,525	446	18%
Gross loss	(721)	(1,715)	994	(58)%
Operating expenses:
Research and development expenses	27,116	23,787	3,329	14%
General and administrative expenses	8,456	8,474	(18)	(0)%
Selling and marketing expenses	1,583	1,520	63	4%
Litigation settlement, net	—	—	—
Total operating expenses	37,155	33,781	3,374	10%
Loss from operations	(37,876)	(35,496)	(2,380)	7%
Interest income	1,770	2,219	(449)	(20)%
Other income (expense), net	(1,268)	39	(1,307)	(3351)%
Net loss before taxes	(37,374)	(33,238)	(4,136)	12%
Income tax provision	22	—	22	100%
Net loss	$(37,396)	$(33,238)	(4,158)	13%

Revenue

Revenue increased by $1.4 million or 178% during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily due to an increase in the total number of units sold and an increase in non-recurring engineering revenue recognized during the current period, which is dependent upon the timing of the work performed for our customers. This increase was partially offset by a decrease in the per unit average selling price of the units sold.

Cost of revenue

Cost of revenue increased by $0.4 million or 18%, during the three months ended September 30, 2024, from the three months ended September 30, 2023. The increase was primarily due to an increase in the cost of revenue related to units sold and an increase in non-recurring engineering revenue recognized during the current period as compared to the prior period.

Operating expenses

Research and development expenses

Research and development expenses increased by $3.3 million, or 14%, to $27.1 million for the three months ended September 30, 2024, from $23.8 million for the three months ended September 30, 2023. Research and development expenses increased primarily due to an increase of $2.8 million in material expenses related to product development, a $0.4 million increase in software subscription expense, a $0.3 million increase in facility and other related expense and a $0.2 million increase in depreciation expense, partially offset by a $0.1 million decrease in payroll related expense, a $0.1 million decrease in legal expense, a $0.1 million decrease in lab supplies, and a $0.1 million decrease in travel expense.

General and administrative expenses

General and administrative expenses were virtually flat for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Selling and marketing expenses

Selling and marketing expenses increased by $0.1 million, or 4%, to $1.6 million for the three months ended September 30, 2024, from $1.5 million for the three months ended September 30, 2023. The increase was primarily due to an increase in payroll related expense.

Interest income

Interest income decreased by $0.4 million, or 20%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was due to a decrease in the overall balance of interest-bearing cash equivalents and marketable securities for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Other income (expense), net

Other income decreased by $1.3 million for the three months ended September 30, 2024 primarily due to an increase in the fair value of Series A warrants during three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2024, and 2023

The following table sets forth Aeva’s results of operations data for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change $	Change %
	(in thousands, except percentages)
Revenue	$6,369	$2,701	3,668	136%
Cost of revenue	9,330	7,715	1,615	21%
Gross loss	(2,961)	(5,014)	2,053	(41)%
Operating expenses:
Research and development expenses	78,324	76,306	2,018	3%
General and administrative expenses	25,530	24,020	1,510	6%
Selling and marketing expenses	5,818	5,603	215	4%
Litigation settlement, net	11,500	—	11,500	100%
Total operating expenses	121,172	105,929	15,243	14%
Loss from operations	(124,133)	(110,943)	(13,190)	12%
Interest income	6,327	6,508	(181)	(3)%
Other income (expense), net	1,836	68	1,768	2,600%
Net loss before taxes	(115,970)	(104,367)	(11,603)	11%
Income tax provision	145	—	145	100%
Net loss	$(116,115)	$(104,367)	$(11,748)	11%

Revenue

Revenue increased by $3.7 million, or 136% during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily due to an increase in units sold and an increase in non-recurring engineering services recognized during the current period, which is dependent upon the timing of the work performed for our customers. The increase was partially offset by a decrease in per unit average selling price of the units sold.

Cost of revenue

Cost of revenue increased by $1.6 million, or 21%, during the nine months ended September 30, 2024, from the nine months ended September 30, 2023. The increase was primarily due to an increase in the sale of the prototype units sold during the current period as compared to the prior period, an increase in cost of revenue related to the non-recurring services revenue and an inventory impairment during the nine months ended September 30, 2024.

Operating expenses

Research and development expenses

Research and development expenses increased by $2.0 million, or 3%, to $78.3 million for the nine months ended September 30, 2024, from $76.3 million for the nine months ended September 30, 2023. Research and development expenses increased primarily due to a higher employee cost related to research and development, including a $1.3 million increase in payroll related expense, a $0.9 million increase in software subscription expense, and an $0.8 million increase in consulting and service fees, as well as a $0.5 million increase in depreciation expense, and a $0.3 million increase in facility related expense. This was partially offset by a $1.1 million decrease in research and development materials cost, a $0.3 million decrease in stock-based compensation expense, a $0.2 million decrease in lab supplies, and $0.2 million decrease in legal expense.

General and administrative expenses

General and administrative expenses increased by $1.5 million, or 6%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. General and administrative expenses increased primarily due to an increase in employee related expenses of $1.8 million, a $0.7 million increase in professional fees, a $0.3 million legal expense, and a $0.3 million increase travel expenses and other expense, partially offset by a $0.8 million decrease in insurance expense, a $0.4 million decrease in recruiting expenses, a $0.2 million decrease in depreciation and a $0.2 million decrease in stock-based compensation.

Selling and marketing expenses

Selling and marketing expenses increased by $0.2 million, or 4%, to $5.8 million for the nine months ended September 30, 2024, from $5.6 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in payroll related expenses.

Litigation settlement, net

During the nine months ended September 30, 2024, we recorded a litigation settlement expense (net) of $11.5 million, related to the Delaware Stockholder Litigation (as defined in Note 15 to our condensed consolidated financial statements).

Interest income

Interest income decreased by $0.2 million, or 3%, during the nine months ended September 30, as compared to the nine months ended September 30, 2023. The decrease was due to a decrease in the overall balance of interest-bearing cash equivalents and marketable securities, partially offset by a change in the interest rate.

Other income (expense), net

Other income increased by $1.8 million for the nine months ended September 30, 2024, primarily due to a decrease in the fair value of Series A warrant liability during nine months ended September 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

Aeva’s capital requirements will depend on many factors, including production capacity and sales volume, the timing and spending to support research and development efforts, investments in information technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features.

On November 8, 2023, we entered into Subscription Agreements providing for the purchase of common stock resulting in net proceeds of $20.6 million (“November PIPE”). Also on November 8, 2023, we entered into a Standby Equity Purchase Agreement (as amended from time to time, the “Facility Agreement”) with entities affiliated with Sylebra. Pursuant to the Facility Agreement, we have the right, but not the obligation, to sell to Sylebra up to $125.0 million of shares of preferred stock, at our request until November 8, 2026, subject to the terms of the Facility Agreement and the satisfaction of certain conditions as described in Note 10 to our condensed consolidated financial statements. Each sale we request under the Facility Agreement may be for a number of shares of preferred stock with an aggregate value of at least $25.0 million but not more than $50.0 million (except with Sylebra’s consent). We paid Sylebra a facility fee in the amount of $2.5 million, an origination fee in the amount of $0.6 million, and an administrative fee in the amount of $0.3 million and reimbursed $0.4 million to Sylebra for its fees and expenses. In addition, we issued to Sylebra Series A warrants to purchase 3,000,000 shares of common stock at an exercise price of $5.00.

On July 2, 2024, Aeva and the parties to the Delaware Stockholder Litigation entered into a term sheet, which is being memorialized into a formal settlement agreement and which will be subject to court approval, to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, we have agreed to pay a total settlement cost of $14.0 million in exchange for a release of all claims related to the business combination and expect to recover $2.5 million from insurance carrier. The settlement is being paid pursuant to our indemnification obligations and from available director and officer insurance policies. As of September 30, 2024, we have accrued a contingent liability of $14.0 million connection with the settlement of the Delaware Stockholder Litigation, and a $2.5 million insurance recovery. See Note 15 to our condensed consolidated financial statements for more information about the Delaware Stockholder Litigation.

To date, we have incurred negative cash flows from operating activities and incurred losses from operations as reflected in our accumulated deficit of $575.7 million as of September 30, 2024. We expect to continue to incur operating losses due to continued investments that we intend to make in our business, including development of products. As of September 30, 2024, Aeva had cash and cash equivalents and marketable securities totaling $134.8 million. Aeva also has the ability to draw on the Facility Agreement up to $125.0 million through November 8, 2026 in exchange for the issuance of preferred shares, and we intend to draw down on the Facility Agreement if and as required by our capital needs. We believe that our liquidity, including financing available to us through the Facility Agreement, will be sufficient for Aeva to fund operating and capital expenditure for at least 12 months from the date of issuance of these unaudited condensed consolidated financial statements.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(86,015)	$(91,492)
Cash provided by investing activities	78,291	64,532
Net cash (used in) provided by financing activities	(361)	90
Net decrease in cash and cash equivalents	$(8,085)	$(26,870)

Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $86.0 million, attributable to a net loss of $116.1 million and a net change in net operating assets and liabilities of $9.9 million, partially offset by non-cash charges of $20.2 million. Non-cash charges primarily consisted of $17.1 million in stock-based compensation, $4.0 million in depreciation and amortization expense, $2.6 million in amortization of right of use assets and $1.2 million in inventory reserves and others, partially offset by $1.8 million change in the fair value of warrant liability and by a $2.9 million in accretion of discount on available for sale securities. The change in net operating assets and liabilities was primarily due to a $15.6 million increase in other current liabilities arising from a $14.0 million accrual for litigation settlement cost, a $0.3 million decrease in other non-current assets, and a $2.0 million increase in accrued liabilities, partially offset by a $1.6 million decrease in accrued employee cost, a $2.6 million increase in other current assets, a $2.7 million decrease in lease liability, a $0.6 million increase in inventories and a $0.6 million decrease in accounts payable.

Investing Activities

For the nine months ended September 30, 2024, net cash provided by investing activities was $78.3 million, attributable to maturity of available-for-sale investments of $144.1 million, partially offset by purchase of investments of $62.8 million and purchase of property, plant and equipment of $3.0 million.

Financing Activities

For the nine months ended September 30, 2024, net cash used in financing activities was attributable to payment of taxes withheld on net settled vesting of restricted stock units.

Off-Balance Sheet Arrangements

As of September 30, 2024, Aeva has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts Aeva reports as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Aeva’s actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.

For the nine months ended September 30, 2024 there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our 2023 Form 10-K and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in actions, claims, suits and other proceedings in the ordinary course of business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. Information regarding legal proceedings is provided in this Quarterly Report on Form 10-Q in “Notes to Condensed Consolidated Financial Statements, Note 15 - Commitments and Contingencies.”

Item 1A. Risk Factors.

Our business, reputation, results of operations and financial condition, as well as the price of our common stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2023 Form 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, our business, reputation, results of operations and financial condition, as well as the price of our common stock, can be materially and adversely affected. There have been no material changes to our risk factors since the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6. Exhibits.

Exhibit Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of Aeva Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

3.2	Amended and Restated By-laws of Aeva Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).
10.1*	Amendment to Standby Equity Purchase Agreement, dated as of September 5, 2024, by and among the Company and investment entities affiliated with Sylebra Capital Limited.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEVA TECHNOLOGIES, INC.

Date: November 6, 2024	By:	/s/Soroush Salehian Dardashti
Soroush Salehian Dardashti
Chief Executive Officer

Date: November 6, 2024	By:	/s/ Saurabh Sinha
Saurabh Sinha
Chief Financial Officer