Form 10-K
period 2024-12-31
Aeva Technologies, Inc.
filed 2025-03-21
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39204

AEVA TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	84-3080757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
555 Ellis Street Mountain View, CA	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 481-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	AEVA	The Nasdaq Stock Market LLC
Warrants to purchase common stock	AEVAW	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Exchange Stock Market on June 30, 2024 was $63.2 million.

The number of shares of Registrant’s common stock outstanding as of March 1, 2025, was 54,713,688.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding future events and our future results that are subject to the safe harbors created under the Securities Act and the Exchange Act. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “goal,” “plan,” “intend,” “expect,” “seek”, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including our a history of losses, and limited sales; risk our programs are not fully developed and commercialized, or if such programs experience significant delays; our limited operating history; our strategic initiatives designed to grow our business may not be successful or may prove more costly than we currently anticipate; if our products are not selected for inclusion in development programs for assisted driving systems (“ADAS”) or autonomous driving systems (“AD”), industrial automation, consumer device and security applications, or are not adopted by customers; the lengthy period of time from a design win to implementation, and the risks of cancellation or postponement of the contract or unsuccessful implementation; our forward looking estimates of certain financial metrics, including but not limited to Order Book may prove inaccurate; is the risk that we may be unable to effectively manage our supply chain; the complexity of Aeva’s products could result in unforeseen delays or expenses from undetected defects, errors or reliability issues in hardware or software which could reduce the market adoption of new products, damage our reputation with current or prospective customers, expose Aeva to product liability and other claims and adversely affect our operating costs; continued pricing pressures, automotive original equipment manufacturer (“OEM”) cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs; Aeva expects to incur substantial R&D costs and devote significant resources to identifying and commercializing new products; market adoption of LiDAR, including Aeva’s 4D LiDAR technology, is uncertain; Aeva’s transition to an outsourced manufacturing business model may not be successful; Aeva may be subject to product liability or warranty claims that could result in significant direct or indirect costs; Aeva is highly dependent on the services of Soroush Salehian Dardashti and Mina Rezk, its two founders; Aeva may be affected by the interruption or failure of our information technology and communication systems and cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our LiDAR solutions and those risks described under “Part I, Item 1A. Risk Factors,” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Aeva’s 4D LiDAR is also free of interference from other LiDAR or sunlight and operates at fractions of the optical power that is typically required to achieve long range performance in 3D ToF systems.

We believe that Aeva’s proprietary 4D LiDAR technology approach addresses some of the critical hurdles that have previously slowed the broad adoption of automotive LiDAR that is based on legacy 3D ToF technology:

Integration on silicon photonics enables compact form factor	Integrating the key optical components of a LiDAR onto one small silicon photonics module allows for a compact form factor for volume scale.
Free of interference	By carrying a unique signature for each beam, our 4D LiDAR can block any source of power that does not carry the unique signature, rendering it free of interference from other LiDAR or sunlight.
High sensitivity	Aeva’s 4D LiDAR is highly sensitive, which allows for long range performance up to 500 meters.
High dynamic range	Aeva’s 4D LiDAR is not prone to noise effects observed in ToF technologies when measuring highly reflective objects such as traffic signs on the road.
Higher sensitivity in inclement weather	Aeva’s 4D LiDAR has the potential to perform better in inclement weather by taking advantage of the continuous transmission of laser beams as opposed to short pulses in ToF LiDARs.
Instantaneous measurement of velocity	Aeva’s 4D LiDAR can directly measure the instantaneous velocity of every pixel by measuring the Doppler effects caused by the dynamic motion of objects.
Laser Safety	Due to a low power continuous beam, Aeva’s 4D LiDAR has better laser safety margins by design compared to ToF LiDAR approaches that require high power laser pulses.

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

We have the following product offerings for different market applications:

•
Aeries II: a 4D LiDAR solution, consisting of our 4D LiDAR sensing system with embedded software designed for automotive grade production across passenger car, trucking and mobility applications. We believe that our Aeries II product meets the stringent long range performance and velocity sensing needs of our automotive customers for their autonomous vehicle development programs. Aeries II provides over 120º field of view for distances up to 500 meters and can measure the instant velocity of every pixel with centimeter per second precision. Aeries II is also free from any LiDAR or sunlight-based interference.
•
Atlas: In January 2024, we announced a new high-performance FMCW 4D LiDAR with simultaneous velocity and range detection designed for mass production and built to meet automotive-grade requirements. Atlas is powered by Aeva’s custom silicon technology including our CoreVisionTM LiDAR-on-chip module and the Aeva X1TM system-on-chip (SoC) LiDAR processor.
•
Atlas Ultra: In January 2025, we announced Aeva Atlas™ Ultra, our newest 4D LiDAR sensor built to meet the performance demands of SAE Level 3 and 4 automated driving systems in passenger and commercial vehicles. Designed to enable safe travel at highway speeds, Atlas Ultra provides up to three times the resolution of the standard Atlas, and configurable field of views with up to 150 degrees of vision across the horizon. On-sensor perception software enables unique detection capabilities at a maximum detection range of up to 500 meters. A 35% slimmer design than the standard Atlas is designed to make Atlas Ultra ideal for passenger cars in roofline and behind windshield integrations with minimal impact to vehicle styling and aerodynamics.

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

As of December 31, 2024, we had approximately 245 issued patents and 155 pending patent applications worldwide. In addition, we have a number of issued and pending trademarks applications. Our patent applications cover a broad range of system level hardware and component level aspects of our key technologies including, among other things, FMCW LiDAR system, integrated photonics, laser solutions and perception software technology.

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

Our research and development activities occur primarily in the United States and India. Our research and development team is responsible for developing our 4D LiDAR technology, creating new technologies and expanding our LiDAR and perception software solutions’ functionality. The team also designs our 4D LiDAR products, ensures these products are designed for manufacturability and conducts required validation and verification activities. The research and development team also partners with our operations and supply chain teams with the goal of developing scalable commercial and reliable manufacturing processes and direct production material procurement and distribution. Our team consists of engineers, technicians, scientists, operators and professionals with experience from a wide variety of the world’s leading sensing, engineering, consumer electronics and automotive organizations.

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

Facilities

Our corporate headquarters is located in Mountain View, California, where we lease two buildings with approximately 28,000 and 30,000 of square feet, respectively, pursuant to lease that expires in June 2026 and July 2025, respectively. Our headquarters contains engineering, research and development, assembly and administrative functions. Additionally, we lease approximately 96,000 square feet located in Milpitas, California for our testing facility. This lease expires in April 2026. We believe that our facilities are adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Legal Proceedings

From time to time, Aeva may be involved in actions, claims, suits and other proceedings in the ordinary course of business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. When it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated, we record a liability for such loss contingencies. Our estimates regarding potential losses and materiality are based on our judgment and assessment of the claims utilizing currently available information. Although we will continue to reassess our reserves and estimates based on future developments, our objective assessment of the legal merits of any such claims may not always be predictive of the outcome and actual results may vary from our current estimates.

On March 7, 2024, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against InterPrivate Acquisition Management LLC, InterPrivate LLC, and former directors and officers of IPV. The lawsuit was captioned Louis Smith v. Ahmed M. Fattouh, et al., No. 2024-0221 (Del. Ch.), and later as No. 1:24-cv-00484 (D. Del.) following its removal to federal court. On June 3, 2024, a second putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against IPV and Soroush Salehian and Mina Rezk (collectively, the “Delaware Stockholder Litigation”). The lawsuit is captioned Todd Katz v. Ahmed M. Fattouh et al., No. 2024-0598 (Del. Ch.). Among other remedies, the complaints seek damages and attorneys’ fees and costs. In connection with the Business Combination (as defined in Note 1 to our consolidated financial statements included elsewhere in this report), we agreed to assume certain indemnification obligations to IPV’s former directors and officers.

On July 2, 2024, the Company and the parties to the Delaware Stockholder Litigation entered into a term sheet, and on December 6, 2024 entered into a formal settlement agreement, which is subject to court approval, to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, we have agreed to pay a total settlement cost of $14.0 million in exchange for a release of all claims related to the Business

Combination and expect to recover $2.5 million from an insurance carrier. The settlement is being paid pursuant to our indemnification obligations and from available director and officer insurance policies.

As of December 31, 2024, we have accrued a contingent liability of $14.0 million in other current liabilities on the accompanying balance sheets included in our consolidated financial statements elsewhere in this report in connection with the settlement of the Delaware Stockholder Litigation, and a $2.5 million insurance recovery in other current assets on the accompanying consolidated balance sheets. We have also incurred legal expenses in connection with the Delaware Stockholder Litigation, which have been expensed as incurred and are included in general and administrative expenses in the statements of operations and comprehensive loss included in our consolidated financial statements elsewhere in this report.

Human Capital

Our employees are critical to our success. As of December 31, 2024, we had 276 full-time employees based primarily in Mountain View, California. We also engage numerous consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in research and development and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

We recognize that attracting, hiring, motivating, and retaining diverse talent at all levels is vital to continuing our success. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards in order to increase stockholder value and the success of our Company by motivating such individuals to perform the best of their abilities and achieve our objectives. We believe that compensation should not only be competitive, it should be equitable and should enable employees to share in the Company’s success as stockholders of the Company. By continuing to foster an engaging work environment and focus on continued improvements to employee retention, we improve our ability to support and protect Aeva’s long-term interests. The Company recognizes our people are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives.

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

Available Information

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC. Our website address is https://www.aeva.com. The information contained on, or that can be accessed through, our website is not part of this report. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov.

Item 1A. Risk Factors.

Our operating and financial results are subject to various risks and uncertainties. You should carefully consider the following risk factors, which could materially affect our business, financial condition or results of operations in future periods. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Summary of Principal Risk Factors

Our business is subject to numerous material and other risks that you should be aware of before making an investment decision. These risks include, among others:

•
We are an early stage company, with a history of losses, and have primarily sold or otherwise provided prototypes and non-recurring engineering services to customers for the purpose of R&D and testing of such customers’ development programs. If such programs are not fully developed and commercialized, or if such programs experience significant delays, Aeva’s business, financial condition and results of operations will be materially adversely affected and we may never achieve or sustain profitability.
•
Aeva’s limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
•
Aeva’s strategic initiatives designed to grow the business may not be successful or may prove more costly than we currently anticipate.
•
If Aeva’s products are not selected for inclusion in development programs for ADAS or AD, or are not adopted by customers, Aeva’s business will be materially and adversely affected.
•
The period of time from a design win to implementation is long, potentially spanning several years, and we are subject to the risks of cancellation or postponement of the contract or unsuccessful implementation.
•
Our forward looking estimates of certain financial metrics may prove inaccurate.
•
If we are unable to effectively manage our supply chain, our business may be materially and adversely impacted.
•
The complexity of Aeva’s products could result in unforeseen delays or expenses from undetected defects, errors or reliability issues in hardware or software which could reduce the market adoption of new products, damage our reputation with current or prospective customers, expose Aeva to product liability and other claims and adversely affect our operating costs.
•
Continued pricing pressures, automotive OEM cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs may result in lower than anticipated margins, or losses, which may adversely affect Aeva’s business.
•
Aeva expects to incur substantial R&D costs and devote significant resources to identifying and commercializing new products, which could significantly reduce our profitability or increase our losses and may never result in revenue to Aeva.
•
Market adoption of LiDAR, including Aeva’s 4D LiDAR technology, is uncertain.
•
We may not have sufficient resources to fund our operating costs or all of our future research and development and capital expenditures or possible acquisitions or joint ventures.
•
Aeva’s transition to an outsourced manufacturing business model may not be successful, which could harm our ability to deliver products and recognize revenue.
•
Aeva may be subject to product liability or warranty claims that could result in significant direct or indirect costs, which could adversely affect our business and operating results.
•
We are highly dependent on the services of Soroush Salehian Dardashti and Mina Rezk, our two founders.

•
We may be affected by the interruption or failure of our information technology and communication systems and cybersecurity risks to our operational systems, security systems, infrastructure, and integrated software in our LiDAR solutions.

Risks Related to Aeva’s Business and Industry

We are an early stage company, with a history of losses, and have primarily sold or otherwise provided prototypes and non-recurring engineering services to customers for the purpose of R&D and testing of such customers’ development programs. If such programs are not fully developed and commercialized, or if such programs experience significant delays, Aeva’s business, financial condition and results of operations will be materially adversely affected and Aeva may never achieve or sustain profitability.

We have incurred net losses on an annual basis since inception. Aeva incurred a net loss of $152.3 million, $149.3 million, and $147.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. To date, Aeva has primarily sold or otherwise provided prototypes and non-recurring engineering services and has made immaterial commercial deliveries. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin broad-based commercial deliveries of our products, which are not expected to occur in 2025 and may not occur at all. Even if we are able to successfully develop and sell our products, there can be no assurance that they will be commercially successful. Aeva’s potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our products, which may not occur. Because Aeva will incur the costs and expenses of developing and commercializing our products before we receive any significant revenues with respect thereto, Aeva’s losses in future periods may be significant. Aeva may never achieve or sustain profitability.

We expect the rate at which we will incur losses to fluctuate significantly in future periods as we:

•
utilize third-party partners for design, testing and commercialization;
•
expand our design, development and servicing capabilities;
•
incur expenses related to maintaining increasing levels of inventory; and
•
increase our sales and marketing activities and develop our distribution infrastructures.

Aeva’s success in developing and commercializing our products depends in large part on our customers’ success in developing and commercializing their own products that utilize Aeva’s products and services. There can be no guarantee that Aeva’s customers will be able to fully develop and commercialize products that utilize Aeva’s products or that such customers will continue to utilize Aeva’s products. Such customers’ development programs may not ever be developed and commercialized or such programs may be delayed. If such customers’ development programs are not fully developed and commercialized, experience delays or otherwise do not incorporate Aeva’s products, Aeva’s business, financial condition and results of operations will be materially adversely affected.

Aeva’s limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We began operations in 2017 and have not yet fully developed and commercialized any of our products. This relatively limited operating history makes it difficult to evaluate Aeva’s future prospects and the risks and challenges we may encounter. Risks and challenges we have faced or expect to face include our ability to:

•
develop and commercialize our products;
•
produce and deliver products of acceptable performance;
•
forecast our revenue and budget for and manage our expenses;
•
attract new customers and retain and expand existing commercial relationships;
•
develop and protect intellectual property;
•
comply with existing and new or modified laws and regulations applicable to our business;

•
plan for and manage capital expenditures for our current and future products, and manage our supply chain and supplier relationships related to our current and future products;
•
anticipate and respond to macroeconomic changes and changes in the markets in which we operate;
•
maintain and enhance the value of our reputation and brand;
•
effectively manage our growth and business operations; and
•
hire, integrate and retain talented people at all levels of our organization.

If we fail to address the risks and difficulties that Aeva faces, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, Aeva’s business, financial condition and results of operations could be adversely affected. Further, because Aeva has limited historical financial data and operates in a rapidly evolving market, any predictions about Aeva’s future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. Aeva has encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, Aeva’s results of operations could differ materially from our expectations and Aeva’s business, financial condition and results of operations could be adversely affected.

Our strategic initiatives designed to grow the business may not be successful or may prove more costly than we currently anticipate.

We continue to make investments and implement initiatives designed to grow Aeva’s business, including:

•
partnering with customers and potential customers to develop and commercialize Aeva’s products;
•
investing in R&D;
•
developing a highly skilled workforce;
•
expanding our sales and marketing efforts to attract new customers;
•
investing in new applications and markets for Aeva's products;
•
partnering with third-parties to develop manufacturing processes; and
•
investing in legal, accounting, and other administrative functions necessary to support Aeva's operations as a public company.

These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. The market opportunities we are pursuing are at an early stage of development, and it may be many years before the end markets we expect to serve generate demand for our products at scale, if at all. Our ability to generate revenue may be adversely affected for a number of reasons, including the development and/or market acceptance of new technology that competes with Aeva’s products, failure of our customers to develop and commercialize the programs that include Aeva’s products or technology, our inability to effectively manage inventory or manufacture products at scale, our inability to enter new markets or help our customers adapt Aeva’s products for new applications or our failure to attract new customers or expand orders from existing customers or increasing competition. Furthermore, it is difficult to predict the size and growth rate of our target markets, customer demand for Aeva’s products, commercialization timelines, developments in autonomous sensing and related technology, the entry of competitive products, or the success of existing competitive products and services. For these reasons, we do not expect to achieve profitability in the near term. If Aeva’s revenue does not grow over the long term, our ability to achieve and maintain profitability will be adversely affected, and the value of Aeva's business may significantly decrease.

Our ability to effectively manage our anticipated growth and expansion of operations will also require us to continue to enhance Aeva’s operational, financial and management controls and infrastructure, human resources policies and reporting systems. These continued enhancements and improvements will require significant capital expenditures, investments in additional headcount and other operating expenditures and allocation of valuable management and employee resources. Aeva’s future financial performance and ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and expansion. There are no guarantees Aeva will be able to do so in an efficient or timely manner, or at all.

If Aeva’s products are not selected for inclusion in development programs for ADAS or autonomous driving systems (“AD”), or are not adopted by customers, Aeva’s business will be materially and adversely affected.

We are currently developing products for use in our customers’ development programs, which are in varying stages of development. In many cases, Aeva’s customers and their suppliers are designing and developing these programs and the related technology over several years. Many of these programs, including development programs for ADAS, automotive OEMs, automotive tier 1 companies, mobility or technology or industrial companies or their respective suppliers, require extensive testing or qualification processes prior to the customer placing orders for large quantities of products such as Aeva’s, because such products will function as part of a larger system or platform and must meet certain other specifications. The selection of Aeva’s products for a development program is referred to by us as a "design win." We spend significant time and resources to have Aeva’s products considered for these programs, and there is no guarantee that these efforts will result in a design win. In the case of AD and ADAS technology, a design win may mean Aeva’s product has been selected for use in a particular vehicle model. If we do not achieve a design win with respect to a particular vehicle model, we may not have an opportunity to supply Aeva’s products to the automotive OEM for that vehicle model for a period of time. In many cases, this period can be as long as five to seven years, or more. If we fail to win a significant number of vehicle models from one or more automotive OEMs or their suppliers, Aeva’s business, results of operations and financial condition will be materially and adversely affected. If our products are not selected for a particular program or if our products are not successful in such program, it is unlikely that Aeva’s products will be deployed in other programs of that customer.

Our growth depends on successfully developing and commercializing Aeva’s products and services. We currently provide prototypes and non-recurring engineering services to customers for purposes of R&D and have not yet commercialized our products or services in a material amount. We may never be able to commercialize our products or may be delayed in doing so. In addition, the successful commercialization of Aeva’s products depends in part on our collaborators successfully developing and commercializing their own development programs, and such programs may not ultimately be developed or commercialized.

The period of time from a design win to implementation is long, potentially spanning several years, and we are subject to the risks of cancellation or postponement of the contract or unsuccessful implementation.

Prospective customers, including those in the automotive industry, generally must make significant commitments of resources to test and validate Aeva’s products and confirm that they can integrate with other technologies before including them in any particular system, product or application. None of our customers make contractual commitments to use our products at volume or at all until all test and validation activities have been completed, they have finalized plans for integrating our systems, have a positive expectation of the market demand for our features, and unrelated to us, have determined that vehicle is ready for market and there is appropriate consumer demand. We expect that only after this point will our customers place definitive volume production orders with us. As of the date of this report, none of our customers have completed their on-going testing and validation or entered into definitive volume production agreements with us and there is no assurance or guarantee that any of our customers, including any for which we have announced a "design win", will ever complete such testing and validation or enter into a definitive volume production agreement with us, or that we will receive any revenues in connection with such win.

The development cycles of our products with new customers vary widely depending on the application, market, customer and the complexity of the product. In the automotive market, for example, this development cycle can be as long as seven or more years. The development cycle in certain other markets can be several months to a few years. These development cycles result in us investing our resources prior to realizing any revenue from the commercialization or obtaining any firm commitments of pricing, volume or timing of purchases of our products by our customers. Further, we are subject to the risk that customers cancel or postpone implementation of our technology, as well as that customers will not be able to integrate our technology successfully into a larger system with other sensing modalities. Additionally, our revenue could be materially less than forecasted if the system, product or vehicle model that includes our LiDAR products is unsuccessful, including for reasons unrelated to our technology. Long development cycles and product cancellations or postponements may adversely affect our business, results of operations and financial condition. Thus, even if we have been successful in obtaining major commercial wins, long development cycles and product cancellations or postponements and failures to successfully integrate our technology may materially and adversely affect Aeva’s business, results of operations and financial condition.

Our forward-looking estimates of certain financial metrics may prove inaccurate.

We use various estimates in formulating our business plans. We base our estimates upon a number of assumptions that are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Specifically, we use “Order Book” as a metric to measure performance against anticipated achievement of planned key milestones of our business.

We define “Order Book” as the forward-looking cumulative billings estimate of Aeva’s products over the estimated lifetime of given production programs which we expect to be integrated into or provided for, based primarily on projected pricing terms and our good faith estimates of “take rate” of Aeva’s technology on production programs. “Take rates” are the anticipated percentage of new vehicles or products to be equipped with Aeva’s technology based on Aeva’s projected product offerings and growth rates.

Our use of the Order Book estimate is a forward-looking statement. There is no assurance or guarantee that any of our customers, including any programs which we included in our Order Book estimates will ever complete such testing and validation with us or that we will receive any billings or revenues forecasted in connection with such program. These risks and uncertainties, some of which are outside of our control, may cause our future actual sales to be materially different than that implied by the Order Book metric. The Order Book estimate may also be impacted by various factors, as described in this “Risk Factors” section, including, but not limited to the following:

(i) none of our customers make contractual commitments to use our LiDAR sensors and software until all test and validation activities have been completed, they have finalized plans for integrating our systems, have a positive expectation of the market demand for our features, and unrelated to us, have determined that their vehicles or products are ready for market and there is appropriate consumer demand. Consequently, there is no assurance that any of our customers, including any programs which we included in our Order Book estimates will ever complete such testing and validation or enter into a definitive volume production agreement with us or that we will receive any billings or revenues forecasted in connection with such programs;

(ii) the development cycles of our products with new customers vary widely depending on the application, market, customer and the complexity of the product. In the automotive market, for example, this development cycle can be as long as seven or more years. Variability in development cycles make it difficult to reliably estimate the pricing, volume or timing of purchases of our products;

(iii) customers cancel or postpone implementation of our technology;

(iv) we may not be able to integrate our technology successfully into a larger system with other sensing modalities; and

(v) the product or vehicle model that is expected to include our LiDAR products may be unsuccessful, including for reasons unrelated to our technology.

If we are unable to effectively manage our supply chain, Aeva’s business may be materially and adversely impacted.

Some of the components involved in the manufacture of Aeva’s products are sourced from third-party suppliers. To date, we have produced our products in relatively limited quantities for use in development programs. Although we do not have any experience in managing our supply chain to manufacture and deliver our products at scale, Aeva’s future success will depend on our ability to do so. Some of the key components used to manufacture

Aeva’s products come from limited or single-source suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in Aeva’s products.

We have a global supply chain and the loss or disruption of such supply arrangements for any reason, including as a result of geopolitical conflicts, including tensions with China and Taiwan; ongoing conflict arising out of the Russian invasion of Ukraine and the hostilities and conflict in the Middle East; other acts of war or terrorism; trade sanctions; inflation; health epidemics or pandemics; labor disputes, work stoppages or interruptions; loss or impairment of key manufacturing sites, including due to a supplier's financial distress, natural disasters, looting or other external factors; inability to procure sufficient raw materials and/or quality control issues, may adversely affect our ability to source components in a timely or cost-effective manner from our third-party suppliers. For example, Aeva’s products depend on external semiconductor foundries. Any disruptions to those foundries could materially adversely affect our ability to manufacture Aeva's products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced, and may in the future experience, component shortages and price fluctuations of certain key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption or material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and channel partners and could cause delays in shipment of our products and adversely affect Aeva’s operating results. In addition, increased component costs could result in lower gross margins. Even where we are able to pass increased component costs along to customers, there may be a lapse of time before we are able to do so such that we must absorb the increased cost. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to customers, which may result in such customers using competitive products instead of Aeva’s.

The complexity of Aeva’s products could result in unforeseen delays or expenses from undetected defects, errors or reliability issues in hardware or software which could reduce the market adoption of our products, damage our reputation with current or prospective customers, expose Aeva to product liability and other claims and adversely affect our operating costs.

Aeva's products are highly technical and complex and require high standards to manufacture. Aeva's products have in the past, and will likely in the future, experience defects, errors or reliability issues at various stages of development. We may be unable to timely release new products, manufacture existing products, or correct problems that have arisen to our customers’ satisfaction. Additionally, undetected errors, defects or security vulnerabilities, especially as new products are introduced or as new versions are released, could result in serious injury to the end users of technology incorporating Aeva’s products, or those in the surrounding area; our customers never being able to commercialize technology incorporating Aeva’s products, litigation against Aeva, negative publicity and other consequences. These risks are particularly prevalent in the highly competitive AD and ADAS markets. Some errors or defects in Aeva’s products may only be discovered after they have been tested, commercialized and deployed by customers. If that is the case, we may incur significant additional development costs and product recall, repair or replacement costs. These product-related issues may also result in claims, including class actions, against Aeva by our customers or others. Our reputation or brand may be damaged as a result of these problems and customers may be reluctant to buy our products, which could adversely affect our ability to retain existing customers and attract new customers and could adversely affect Aeva’s financial results.

In addition, Aeva could face material legal claims for breach of contract, product liability, fraud, tort or breach of warranty as a result of these problems. Defending a lawsuit, regardless of its merit, could be costly and may divert management’s attention and adversely affect the market’s perception of Aeva and our products. In addition, our business liability insurance coverage could prove inadequate with respect to a claim and future coverage may be unavailable on acceptable terms or at all.

Continued pricing pressures, automotive OEM cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs may result in lower than anticipated margins, or losses, which may adversely affect Aeva’s business.

Cost-cutting initiatives adopted by our customers often result in increased downward pressure on pricing. We expect that our agreements with automotive OEMs may require step-downs in pricing over the term of the agreement or, if commercialized, over the period of production. In addition, our automotive OEM customers often reserve the right to terminate their supply contracts for convenience, which enhances their ability to obtain price reductions. Automotive OEMs also possess significant leverage over their suppliers, including Aeva, because the automotive component supply industry is highly competitive, serves a limited number of customers and has a high fixed cost base.

Accordingly, we expect to continue to be subject to substantial pressure from automotive OEMs and Tier 1 suppliers to reduce the price of our products. It is possible that pricing pressures could intensify beyond our forecasts as automotive OEMs pursue restructuring, consolidation and cost-cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset price reductions, Aeva’s financial results would be adversely affected.

We expect to continue to incur substantial R&D costs and devote significant resources to identifying and commercializing new products, which could significantly increase our losses and may never result in revenue to Aeva.

Our future growth depends on developing Aeva’s products, penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to continue to incur substantial R&D costs as part of our efforts to design, develop, manufacture and commercialize new products, and enhance existing products, and as such these costs may increase in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect Aeva’s results of operations in the future. Further, our R&D program may not produce successful results, and our new products may never achieve market acceptance, create additional revenue or become profitable.

Market adoption of LiDAR, including Aeva’s 4D LiDAR technology, is uncertain. If market adoption of LiDAR, including Aeva’s 4D LiDAR technology, does not continue to develop, or develops more slowly than we expect, our business will be adversely affected.

While Aeva’s 4D LiDAR technology can be applied to different use cases across end markets, a significant portion of our revenue is primarily generated from the development of automotive applications. Despite the fact that the automotive industry has engaged in considerable effort to research and test LiDAR products, including our 4D LiDAR technology, for ADAS and AD applications, the automotive industry may not introduce LiDAR products in commercially available vehicles. We continually study emerging and competing sensing technologies and methodologies and may add new sensing technologies. However, LiDAR products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technology, including a combination of technologies, will achieve acceptance or leadership in the ADAS and AD industries. Even if LiDAR products are used in initial generations of AD technology and certain ADAS products, we cannot guarantee that LiDAR products will be designed into or included in subsequent generations of such commercialized technology. In addition, we expect that initial generations of autonomous vehicles will be focused on limited applications, such as robo-taxis, and that mass market adoption of autonomous technology may lag behind these initial applications significantly. The speed of market growth for ADAS or autonomous vehicles is difficult if not impossible to predict, and it is more difficult to predict this market’s future growth in light of recent economic downturns and instability. In addition, we expect competition among providers of sensing technology based on LiDAR and other modalities to increase substantially. If commercialization of LiDAR products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by market participants, regulators, safety organizations or other market participants, Aeva’s business, results of operations and financial condition will be materially and adversely affected.

We are investing in and pursuing market opportunities outside of the automotive markets, including industrial automation, consumer device applications, and security markets. We believe that Aeva’s future revenue growth, if any, will depend in part on our ability to expand within new markets such as these and to enter new markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires us to address the particular requirements of that market.

Addressing these requirements can be time-consuming and costly. The market for LiDAR technology outside of automotive applications is relatively new, rapidly developing and unproven in many markets or industries. Many of our customers outside of the automotive industry are still in the testing and development phases and it cannot be certain that they will commercialize products or systems with Aeva’s 4D LiDAR technology or at all. We cannot be certain that LiDAR will be sold into these markets, or any market outside of automotive market, at scale. Adoption of LiDAR products, including Aeva’s products, outside of the automotive industry will depend on numerous factors, including whether the technological capabilities of LiDAR and LiDAR-based products meet users’ current or anticipated needs, whether the benefits of designing LiDAR into larger sensing systems outweigh the costs, complexity and time needed to deploy such technology or replace or modify existing systems that may have used other modalities such as cameras and radar, whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by LiDAR technology and whether LiDAR developers such as Aeva can keep pace with rapid technological change in certain developing markets. If LiDAR technology does not achieve commercial success outside of the automotive industry, or if the market develops at a pace slower than we expect, Aeva’s business, results of operation and financial condition will be materially and adversely affected.

We may not have sufficient resources to fund our operating costs or all of our future research and development and capital expenditures or possible acquisitions or joint ventures.

We had $112 million in cash, cash equivalents and marketable securities as of December 31, 2024, and an available equity facility of up to $125 million. Although we expect our current cash balance, combined with our future cash flows and financing available to us through such facility, will address our capital needs through 2025, we cannot assure you that this will be the case. Our operating environment is increasingly challenging, and our business and strategic plans may consume resources faster than we presently anticipate. In order to remain competitive, we must make substantial investments in research and development. Our products may require significant resources to develop both hardware and software solutions. Challenges of integrating new functionality into vehicles and the evolution of our customers’ performance requirements during development may also increase R&D costs. Customer demands for changes to our products to meet such performance requirements are difficult to predict both in terms of timing and cost. We may be unable to fund all of our research and development and capital investment needs or possible acquisitions or joint ventures, and we may have to pass on valuable long-term opportunities that arise if we do not have sufficient capital resources. We may be required to raise additional capital which may not be available on acceptable terms or at all. See “Future issuances of equity or debt securities, including from the issuance of preferred stock to Sylebra or upon Sylebra’s exercise of warrants for our common stock, may adversely affect us, including the market price of the common stock and may be dilutive to existing stockholders.” An inability to fund our future R&D, capital expenditures and product development needs could have a material adverse effect on our business, results of operations and financial condition.

Aeva’s results of operations fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

Aeva’s quarterly results of operations have fluctuated in the past and may vary significantly in the future. As such, historical comparisons of our operating results may not be relevant, meaningful or indicative of future results. In particular, because our sales to date have primarily been of prototypes and non-recurring engineering services to customers for the purpose of R&D and testing of such customers’ development programs, sales in any given quarter can fluctuate based on the timing and success of our customers’ development projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Aeva’s quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of Aeva’s business. These fluctuations could adversely affect our ability to meet our forecasts or those of securities analysts, ratings agencies or investors. If we do not meet these expectations for any period, the value of Aeva’s business and securities could decline significantly. Factors that may cause these quarterly fluctuations include, without limitation, those listed below:

•
the timing and magnitude of orders and shipments of Aeva’s products in any quarter;
•
the timing and magnitude of sales returns and warranty claims of Aeva’s products in any quarter;
•
the timing and magnitude of non-recurring engineering services revenue in any quarter;
•
pricing changes we may adopt to drive market adoption or in response to competitive pressure;
•
our ability to retain existing customers and attract new customers;
•
our ability to develop, introduce, manufacture and ship in a timely manner products that meet customer requirements;
•
disruptions in our sales channels or terminations of relationships with important channel partners;
•
delays in customers’ purchasing cycles or deferments of customers’ purchases in anticipation of new products or updates from Aeva or our competitors;
•
fluctuations in demand for Aeva’s products;
•
the mix of products and services sold in any quarter;
•
the timing and rate of broader market adoption of autonomous systems utilizing Aeva’s products or technology across the automotive and other market sectors;
•
market acceptance of LiDAR and further technological advancements by Aeva’s competitors and other market participants;
•
the ability of our customers to commercialize systems that incorporate Aeva’s products;
•
any change in the competitive dynamics of our markets, including consolidation of competitors, regulatory developments and new market entrants;
•
our ability to effectively manage our inventory;
•
changes in the source, cost, availability of and regulations pertaining to materials we use;
•
adverse litigation, judgments, settlements or other litigation-related costs, or claims that may give rise to such costs; and
•
general economic, industry and market conditions, including trade disputes.

Our transition to an outsourced manufacturing business model may not be successful, which could harm our ability to deliver products and recognize revenue.

We are in the initial stages of transitioning from a manufacturing model in which we source components from third-parties and assemble our final products at our San Francisco Bay Area location, to one where we rely exclusively on third-party manufacturers for both the manufacturing and assembly of Aeva’s products. We believe the use of third-party manufacturers in this manner will have benefits, but in the near term, while we begin working with new counterparties, Aeva may lose revenue, incur increased costs and potentially harm our customer relationships. Moreover, we may not be able to establish relationships with third-party manufacturers in a timely manner.

Reliance on third-party manufacturers reduces Aeva’s control over the production process, including reduced control over quality, product costs and product supply and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays or disruptions in supplying its products, including due to health epidemics or pandemics; labor disputes, work stoppages or interruptions; natural disasters, looting or other external factors, or inability to procure sufficient raw materials, our ability to ship products to distributors and customers would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and Aeva’s products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. Any such delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on Aeva’s operating results. In addition, any such delays or product quality issues could adversely affect our reputation and relationship with our channel partners. If third-party manufacturers experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture Aeva’s products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers and we may be required to re-design our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers and designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet scheduled product deliveries and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect Aeva’s business.

Aeva, our outsourcing partners and suppliers may rely on complex machinery and highly skilled labor for production, which involves a significant degree of risk and uncertainty.

Aeva, our outsourcing partners and suppliers may rely on complex machinery for the production, assembly and installation of Aeva’s products, which involves a significant degree of uncertainty and risk in terms of operational performance and costs. The facilities of our outsourcing partners and suppliers consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. In addition, Aeva and our outsourcing partners and suppliers also rely on highly skilled labor for assembly and production. If such highly skilled labor is unavailable, Aeva’s business could be adversely affected. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, including scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and other natural disasters. Should operational risks materialize, it may result in injury to or the death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on Aeva’s business, prospects, financial condition or operating results.

As part of growing our business, we may make acquisitions. If we fail to successfully select, execute or integrate any acquisitions, then Aeva’s business, results of operations and financial condition could be materially adversely affected, and our stock price could decline.

From time to time, we may undertake acquisitions to add new products and technologies, acquire talent, gain new sales channels or enter into new markets or sales territories. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors and suppliers require significant attention from Aeva’s management and could result in a diversion of resources from Aeva’s existing business, which in turn could have an adverse effect on Aeva’s operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

To date, we have no experience with acquisitions and the integration of acquired technology and personnel. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect Aeva's business, financial condition and results of operations and could cause our stock price to decline.

Our sales and operations in international markets expose us to operational, financial and regulatory risks, including possible unfavorable regulatory, political, tax and labor conditions, which could harm Aeva’s business.

International sales comprise a significant amount of Aeva’s overall revenue. We are committed to continuing to grow international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•
exchange rate fluctuations;
•
political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;
•
global or regional health crises, such as pandemics, epidemics and outbreaks;
•
potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;
•
preference for locally branded products, and laws and business practices favoring local competition;
•
increased difficulty in managing inventory;
•
delayed revenue recognition;
•
less effective protection of intellectual property;
•
stringent regulation of the autonomous or other systems or products using Aeva’s products and stringent consumer protection and product compliance regulations, including General Data Protection Regulation, European competition law, the Restriction of Hazardous Substances Directive, the Waste Electrical and Electronic Equipment Directive and the European Ecodesign Directive that are costly to comply with and may vary from country to country;
•
difficulties and costs of staffing and managing foreign operations;
•
import and export laws and the impact of tariffs;
•
changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws; and
•
the U.S. government’s restrictions on certain technology transfers to certain countries of concern.

The occurrence of any of these risks could negatively affect our international sales and consequently Aeva's business, operating results and financial condition.

Aeva faces risks associated with manufacturing operations outside the United States.

We heavily rely on third-party manufacturing operations outside the United States, and expect this reliance to continue or expand in the future. Manufacturing outside the United States is subject to several inherent risks, including:

•
foreign currency fluctuations;
•
local economic conditions;
•
political instability or unrest;
•
conflicts, hostilities and acts of war;
•
import or export requirements;

•
foreign government regulatory requirements;
•
reduced protection for intellectual property rights in some countries;
•
tariffs, sanctions, boycotts and other trade barriers and restrictions; and
•
potentially adverse tax consequences.

Such risks could increase our costs and decrease our gross profit margins.

We are highly dependent on the services of Soroush Salehian Dardashti and Mina Rezk, our two founders.

We are highly dependent on our co-founders, Soroush Salehian Dardashti and Mina Rezk. Messrs. Salehian and Rezk remain deeply involved in all aspects of Aeva’s business, including product development. The loss of either of Messrs. Salehian and Rezk would adversely affect our business because such loss could make it more difficult to, among other things, compete with other market participants, manage our R&D activities and retain existing customers or cultivate new ones. Negative public perception of, or negative news related to, either of Messrs. Salehian and Rezk may adversely affect Aeva’s brand, relationship with customers or standing in the industry.

Our business depends substantially on the efforts of highly skilled personnel, and our operations may be severely disrupted if we lost their services.

Competition for highly-skilled personnel is often intense, especially in the San Francisco Bay Area, where Aeva’s headquarters is located, and we may incur significant costs to attract highly-skilled personnel. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have from time to time, experienced, and expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of Aeva’s equity or equity awards declines, it may adversely affect our ability to retain highly skilled employees. If we fail to attract new personnel or to retain and motivate current personnel, our business and future growth prospects could be adversely affected.

We may be subject to product liability or warranty claims that could result in significant direct or indirect costs, which could adversely affect Aeva’s business and operating results.

Our customers use Aeva’s products and technology in various applications, including AD and ADAS applications, which present the risk of significant injury, including fatalities. Aeva may be subject to claims if a product using our technology is involved in an accident and persons are injured or purport to be injured. Any insurance that Aeva carries may not be sufficient or it may not apply to all situations. Similarly, Aeva’s customers could be subjected to claims as a result of such accidents and bring legal claims against Aeva to attempt to hold Aeva liable. In addition, if lawmakers or governmental agencies were to determine that the use of Aeva’s products or similar technologies, including AD or certain ADAS applications, increased the risk of injury to all or a subset of our customers or potential customers, they may pass laws or adopt regulations that limit the use of Aeva’s products or increase our liability associated with the use of Aeva’s products or that regulate the use of or delay the deployment the products that use Aeva’s technology, including AD and ADAS technology. Any of these events could adversely affect Aeva’s brand, relationships with customers, operating results or financial condition.

We typically provide a limited-time warranty on Aeva’s products. The occurrence of any material defects in Aeva products could make us liable for damages and warranty claims. In addition, we could incur significant costs to correct any defects, warranty claims or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality of Aeva’s products could affect our brand image, partner and customer demand, and adversely affect Aeva’s operating results and financial condition. Also, warranty, recall and product liability claims may result in litigation, including class actions, the occurrence of which could be costly, lengthy and distracting and adversely affect Aeva’s business and operating results.

If we or our suppliers do not maintain sufficient inventory or do not adequately manage our respective inventory, we could lose sales or incur higher inventory-related expenses, which could negatively affect Aeva’s operating results.

To ensure adequate inventory supply, we and our suppliers must forecast inventory needs and expenses, place orders sufficiently in advance with our respective suppliers and manufacturing counterparties and manufacture products based on our estimates of future demand for particular products. Fluctuations in the market adoption of LiDAR may affect our ability to forecast Aeva’s future operating results, including revenue, gross margins, cash flows and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the rapidly changing nature of the AD and ADAS markets in which we operate, the uncertainty surrounding the market acceptance and commercialization of LiDAR technology, the emergence of new markets, an increase or decrease in customer demand for Aeva’s products or for products and services of our competitors, product introductions by competitors, pandemics, other health epidemics and outbreaks, and any associated work stoppages or interruptions, unanticipated changes in general market conditions, political instability and the weakening of economic conditions or consumer confidence in future economic conditions. If Aeva’s products are commercialized in industries that are quickly growing, including AD and ADAS applications, we may face challenges acquiring adequate supplies to manufacture our products and we and our manufacturing counterparties may not be able to manufacture Aeva’s products at a rate necessary to satisfy the levels of demand, which would negatively affect Aeva’s revenue. This risk may be exacerbated by the fact that we may not carry or be able to obtain for our manufacturers a sufficient amount of inventory to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect Aeva’s financial results, including gross margin, and have a negative effect on our brand. Conversely, if we underestimate customer demand for Aeva’s products, we or our manufacturing counterparties may not be able to deliver products to meet our requirements, and this could result in damage to Aeva’s brand and customer relationships and adversely affect Aeva’s revenue and operating results.

The average selling prices of Aeva’s products could decrease rapidly over the life of the product, which may negatively affect Aeva’s revenue and margins. In addition, the selling prices we are able to ultimately charge in the future for the products we are currently developing or commercializing may be less than what we currently project, which may cause Aeva’s actual operating results to differ materially from our projections.

The prices that we are able to ultimately charge in the future for the products we are currently developing or commercializing may experience declines for a variety of reasons, many of which are outside of our control. In order to sell products that have a falling average unit selling price and simultaneously maintain margins, we will need to continually reduce product and manufacturing costs. To manage manufacturing costs, we must engineer the most cost-effective design for Aeva’s products and collaborate with our manufacturing counterparties to reduce manufacturing costs. We also need to continually introduce new products with higher sales prices and gross margin in order to maintain overall gross margin. If we are unable to manage the cost of older products or successfully introduce new products with a higher gross margin, Aeva’s revenue and overall gross margin would likely decline. In addition, the selling prices we are able to ultimately charge in the future for the products we are currently developing or commercializing may be less than what we currently project, which may cause Aeva’s actual operating results to differ materially from our forecasts and projections.

Adverse conditions in the automotive industry or the global economy more generally could have adverse effects on Aeva’s results of operations.

While we make strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automobile industry and global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. In addition, automotive production and sales can be affected by our automotive OEM customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues, regulatory requirements, trade agreements, new tariffs, quotas, duties, or other trade restrictions or limitations, and other factors, such as the unavailability of unrelated components in the assembly of automobiles. The volume of automotive production in North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, and we expect such fluctuations to continue to give rise to fluctuations in the demand for our products. Any significant adverse change in any of these factors may result in a reduction in automotive sales and production by our automotive OEM customers and could have a material adverse effect on Aeva’s business, results of operations and financial condition.

The discontinuation, lack of commercial success, or loss of business with respect to a particular vehicle model or technology package, or consumer electronics, consumer health, security or industrial application, for which we are a significant supplier could reduce our sales and adversely affect Aeva’s financial condition.

When we secure design wins and Aeva’s products are included in our customers’ applications, including AD and ADAS products or consumer electronics, consumer health, industrial or security applications, we expect to enter into supply agreements with the relevant customer. For AD and ADAS products, market practice dictates that these supply agreements typically require us to supply a customer’s requirements for a particular vehicle model or AD or ADAS product, rather than supply a set number of products. These contracts can have short terms and/or can be subject to renegotiation, sometimes as frequently as annually, all of which may affect product pricing, and may be terminated by our customers at any time. Therefore, for AD and ADAS products, even if the systems into which Aeva’s products are built are commercialized, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or technology package for which we are a significant supplier could mean that the expected sales of Aeva’s products will not materialize, which would materially and adversely affect our business. In addition, the loss of business with respect to a customer’s application in the consumer electronics, consumer health, security or industrial application for which we are a significant supplier could reduce our sales and adversely affect Aeva’s financial condition.

We may not be able to anticipate changing customer and consumer preferences or respond quickly enough to changes in technology and standards to be able to develop and introduce commercially viable products.

Our ability to maintain and improve existing products, anticipate changes in technology, regulatory and other standards, and to successfully develop and introduce new and enhanced technologies and products on a timely basis will be a significant factor in our ability to be competitive and gain market acceptance. If we are unsuccessful or are less successful than our competitors in predicting the course of market development and perceptions of drivers regarding autonomous driving capabilities and solutions, developing innovative products, processes, and/or use of materials, or adapting to new technologies or evolving regulatory, industry or customer requirements, we will suffer from a competitive disadvantage. Further, the global automotive industry is experiencing a period of significant technological change, including the development of combined software and system-on-chip (“SoC”) hardware solutions to handle the influx of information into vehicles from increasing numbers of sensors and efficiently manage multilevel processing in real time while operating within a system's power budget. As a result, the success of portions of our business requires us to develop, acquire and/or incorporate new technologies. We may need to adjust our strategy and projected development and/or commercialization timelines based on how these technological challenges evolve over time. There is a risk that these challenges will not be overcome, and that our investments in R&D initiatives will not lead to successful new products and a corresponding increase in revenue, which could have a material adverse effect on our business, results of operations and financial condition.

Since many of the markets in which we compete are new and rapidly evolving, it is difficult to forecast long-term end-customer adoption rates and demand for Aeva’s products.

We are pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. For example, AD and LiDAR-based ADAS, and consumer electronics, consumer health and industrial applications require complex technology. Because these products depend on technology from many companies, commercialization of these products could be delayed or impaired if certain technological components, including Aeva’s products, are not ready to be deployed. Although we have development agreements in place with commercial counterparties, these companies may not commercialize Aeva’s technology in the near term, or at all. Regulatory, safety or reliability developments, many of which are outside of our control, could also cause delays or otherwise impair commercial adoption of these new technologies, which will adversely affect our growth. Aeva’s future financial performance will depend on our ability to make timely investments in the correct market opportunities. If one or more of these markets experience a shift in customer or prospective customer demand, Aeva’s products may not compete as effectively, if at all, and they may not be designed into commercialized products. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets in which we operate. If demand does not develop or if we cannot accurately forecast customer demand, the size of our markets, inventory requirements or future financial results, our business, results of operations and financial condition will be adversely affected.

Many of our current and potential customers, production counterparties and suppliers are large corporations with substantial negotiating power, exacting product, quality and warranty standards and potentially competitive internal solutions. If we are unable to sell our products to these customers or to enter into agreements with customers, suppliers and production counterparties on satisfactory terms, our prospects and results of operations will be adversely affected.

Many of our current and potential customers, production counterparties and suppliers are large, multinational corporations with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our products. Many of these large, multinational corporations also have significant development resources, which may allow them to acquire or develop competitive technologies independently, or in partnership with others. Meeting the technical requirements and securing design wins with any of these companies will continue to require a substantial investment of our time and resources. We cannot guarantee that our products or technology will secure design wins from these or other companies or that we will generate meaningful revenue from the sales of our products to these potential customers. If our products are not selected by these large corporations or if these corporations develop or acquire competitive technology, it will have an adverse effect on Aeva’s business and prospects.

We currently rely on a small number of customers and our business and financial condition would be adversely affected if these customers terminated or if they were unable to pay their invoices.

Although we continue to pursue a broad customer base, we are currently dependent on a small number of customers with strong purchasing power. In fiscal year 2024, Aeva’s top two customers accounted for 72% of revenue. For fiscal year 2023, Aeva’s top two customers accounted for 45% of revenue. The loss of business from any of our major customers (whether by lower overall demand for our products, cancellation of existing contracts or product orders or the failure to design in Aeva’s products or award us new business) could have a material adverse effect on our business.

To the extent AD and ADAS become accepted by major automotive OEMs, we expect that we will rely increasingly on Tier 1 suppliers and contract manufactures through which automotive OEMs procure components. We expect that these Tier 1 suppliers will be responsible for certain hardware and software development and configuration activities specific to each OEM, and they may not exclusively carry Aeva’s products or technology.

There is also a risk that one or more of our major customers could be unable to pay our invoices as they become due or that a customer will simply refuse to make such payments if it experiences financial difficulties. As of December 31, 2024 five customers accounted for 68% and as of December 31, 2023 one customer accounted for 42% of accounts receivable, respectively. If a major customer were to enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, we could be forced to record a substantial loss.

If we are unable to establish and maintain confidence in Aeva’s long-term business prospects among customers and analysts and within our industry, or if we are subject to negative publicity, then Aeva’s financial condition, operating results, business prospects and access to capital may suffer materially.

We have not yet fully developed or commercialized our products or services and the successful commercialization of Aeva’s products will depend, in part, on our collaborators, customers and potential customers committing to use Aeva’s technology in their own products. Customers may be less likely to purchase our products if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. If we are unable to establish and maintain confidence in Aeva's long-term business prospects among customers, suppliers, analysts, ratings agencies and analysts and within our industry or are subject to negative publicity, then Aeva’s financial condition, operating results, business prospects and access to capital may suffer materially.

Our investments in educating our customers and potential customers about the advantages of Aeva’s 4D LiDAR technology and its applications may not result in sales of Aeva’s products or services.

Educating our prospective customers, and to a lesser extent, existing customers, about Aeva’s 4D LiDAR technology, its advantages over other sensing technologies and its ability to convey value in different industries and deployments is an integral part of developing new business and the LiDAR market generally. If prospective customers have a negative perception of, or experience with, LiDAR or related technology or a competitor’s LiDAR products they may be reluctant to adopt LiDAR in general or Aeva’s products or technology specifically. Adverse statements about LiDAR by influential market participants may also deter adoption. Some of our competitors have significant financial or marketing resources that may allow them to engage in public marketing campaigns about their alternative technology, LiDAR or Aeva’s products or technology. Our efforts to educate potential customers and the market generally and to counter any adverse statements made by competitors or other market participants will continue to require significant financial and personnel resources. These educational efforts may not be successful and we may not offset the costs of such efforts with revenue. If we are unable to acquire new customers to offset these expenses or if the market accepts such adverse statements, Aeva's financial condition will be adversely affected.

We operate in a highly competitive market and some market participants have substantially greater resources. We compete against a large number of both established competitors and new market entrants with respect to, among other things, cost, product specifications and technology.

The markets for sensing technology are highly competitive, particularly in the automotive industry. Our future success will depend on our ability to emerge as a leader in our targeted markets by continuing to develop and protect from infringement Aeva’s advanced 4D LiDAR technology in a timely manner and to effectively compete with existing and new competitors. Our competitors are numerous and they compete with us directly by offering LiDAR products and indirectly by attempting to solve some of the same challenges with different technology. We face competition from camera and radar companies, other developers of LiDAR products, Tier 1 suppliers and other technology and automotive supply companies, some of which have significantly greater resources than we do. In the automotive market, Aeva’s competitors have commercialized both LiDAR and non-LiDAR-based ADAS technology that has achieved market adoption, strong brand recognition and may continue to improve. Other competitors are working towards commercializing AD technology and either by themselves, or with a publicly announced partner, have substantial financial, marketing, R&D and other resources. Some of our customers in the autonomous vehicle and ADAS markets have announced development efforts or made acquisitions directed at creating their own LiDAR-based or other sensing technologies, which would compete with our products. We do not know how close these competitors are to commercializing AD systems or novel ADAS applications. In markets outside of the automotive industry, our competitors, like Aeva, seek to develop new sensing applications across industries. Even in these emerging markets, we face substantial competition from numerous competitors seeking to prove the value of their technology.

Additionally, increased competition may result in pricing pressure and reduced margins and may impede our ability to increase the sales of our products or cause us to lose market share, any of which will adversely affect Aeva’s business, results of operations and financial condition.

The markets in which we compete are characterized by rapid technological change, which requires us to continue to develop new products and product innovations and could adversely affect market adoption of our products.

We intend to continue to invest substantial resources in technological development. However, continuing technological changes in sensing technology, LiDAR and the markets for these products, including the ADAS and AD industries, could adversely affect adoption of LiDAR and/or Aeva’s products, either generally or for particular applications. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and innovations to our product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which we offer Aeva’s products. Delays in delivering new products that meet customer requirements could damage our relationships with customers and lead them to seek alternative sources of supply. In addition, our success to date has primarily been based on the delivery of prototypes and services to R&D programs in which developers are investing substantial capital to develop new systems. Our continued success relies on the success of the R&D phase of these customers as they expand into commercialized projects. As autonomous technology reaches the stage of large-scale commercialization, we will be required to develop and deliver products at price points that enable wider and ultimately mass-market adoption. Delays in introducing products and innovations, the failure to choose correctly among technical alternatives or the failure to offer innovative products or configurations at competitive prices may cause existing and potential customers to purchase our competitors’ products or turn to alternative sensing technology.

If we are unable to devote adequate resources to develop products or cannot otherwise successfully develop products or system configurations that meet customer requirements on a timely basis or that remain competitive with technological alternatives, our products could lose market share, our revenue will decline, we may experience operating losses and our business and prospects will be adversely affected.

Future issuances of equity or debt securities, including from the issuance of preferred stock to Sylebra or upon Sylebra’s exercise of warrants for our common stock, may adversely affect us, including the market price of our common stock and may be dilutive to existing stockholders.

In the future, we may require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In order to further business relationships with current or potential customers or partners, we may issue equity or equity-linked securities to such current or potential customers or partners. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we issue equity or convertible debt or other equity-linked securities, existing stockholders could experience significant dilution. Any debt financing obtained by Aeva in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for Aeva to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to Aeva, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

In November 2023, we entered into a Standby Equity Purchase Agreement (the “Facility Agreement”) with entities affiliated with Sylebra. Pursuant to the Facility Agreement, we have the right, but not the obligation, to sell to Sylebra up to $125.0 million of shares of preferred stock, subject to satisfaction of certain conditions, at our request until November 8, 2026. Aeva’s right to request advances is conditioned upon Aeva achieving a minimum of one new passenger auto-OEM or commercial OEM program award with at least a 50,000 unit volume, the trading price of our common stock being below $15 at the time of the request and other customary conditions. As of the date of this report, all conditions to request advance under the Facility Agreement were met. Any preferred stock issued under the Facility Agreement will rank senior to our common stock, have priority upon liquidation rights and certain other preferences and privileges more favorable than those of the common stock. Because our decision to draw on the Facility Agreement or issue additional debt or equity in the future will depend on market conditions and other factors beyond our control, including Sylebra’s ability to satisfy its obligations under the Facility Agreement, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Sales of shares of common stock in the public market or the perception that these sales or conversions might occur may depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

In addition, as of December 31, 2024, we had warrants to purchase an aggregate of 5.5 million shares of our common stock outstanding. As of December 31, 2024, the Company had 12.1 million public warrants and 0.4 million private warrants outstanding, exercisable for 2.5 million shares of common stock. Every five public and private warrant entitles the registered holder to purchase one share of common stock at a price of $57.50 per share. The Company also had 3.0 million Series A Warrants exercisable for 3.0 million shares of common stock at an exercise price of $5.00 per share. To the extent remaining warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

Developments in alternative technology may adversely affect the demand for Aeva’s 4D LiDAR technology.

Significant developments in alternative technologies, such as cameras and radar, may materially and adversely affect our business, prospects, financial condition and operating results in ways we do not currently anticipate. Existing and other camera and radar technologies may emerge as customers’ preferred alternative to Aeva’s 4D LiDAR technology. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced products in the autonomous vehicle industry, which could result in the loss of competitiveness of Aeva’s products and technology, decreased revenue and a loss of market share to competitors. Our R&D efforts may not be sufficient to adapt to changes in technology. As technologies change, we plan to upgrade or adapt our products with the latest technology. However, our products and technology may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our existing products or technology.

Because LiDAR is new in most of the markets we are seeking to enter, our forecasts of market growth may not be accurate.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including market adoption of Aeva's products, which are subject to many risks and uncertainties. Accordingly, any of our forecasts and estimates of market size and growth, should not be taken as indicative of Aeva’s future growth. In addition, these forecasts do not take into account the impact of the geopolitical uncertainties and we cannot guarantee that any such forecasts will not be materially and adversely affected as a result.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events, global pandemics and interruptions by man-made problems, such as terrorism. Material disruptions of our business or information systems resulting from these events could adversely affect Aeva’s operating results.

A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, could have an adverse effect on Aeva’s business and operating results. Such natural disasters and pandemics may have the effect of heightening many of the other risks described in this “Risk Factors” section, such as the demand for Aeva’s products, our ability to achieve profitability and our ability to raise additional capital in the future. Aeva’s corporate headquarters and R&D and current manufacturing and assembly base are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters, acts of terrorism or war could cause disruptions in our remaining manufacturing operations, our or our customers’, suppliers’ or channel partners’ businesses, or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our suppliers’ or other partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ ability to timely deliver product components, or the deployment of our products, Aeva’s business, operating results and financial condition would be adversely affected.

Interruption or failure of Aeva’s information technology and communications systems could impact our ability to effectively provide our products and services.

We plan to include services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance performance and functionality. The availability and effectiveness of Aeva’s services depend on the continued operation of information technology and communications systems. Aeva’s systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware, social engineering schemes, insider theft or misuse or other attempts to harm Aeva’s systems. We utilize reputable third-party service providers or vendors for all of our data other than our source code, and these providers could also be vulnerable to harms similar to those that could damage Aeva’s systems, including sabotage and intentional acts of vandalism causing potential disruptions. Some of Aeva’s systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems with Aeva’s third-party cloud hosting providers could result in lengthy interruptions in our business. In addition, Aeva’s services and functionality are highly technical and complex technology which may contain errors or vulnerabilities that could result in interruptions in our business or the failure of our systems.

We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software in our LiDAR products and customer data processed by Aeva or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.

We are at risk for interruptions, outages and breaches of operational systems, including business, financial, accounting, product development, data processing or production processes, owned by Aeva or our third-party vendors or suppliers; facility security systems, owned by Aeva or our third-party vendors or suppliers; in-product technology owned by Aeva or our third-party vendors or suppliers; the integrated software in Aeva’s products; or customer or driver data that Aeva processes or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, drivers or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our products. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect Aeva against intellectual property theft, data breaches and other cyber incidents, such measures require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of Aeva’s data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our products, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

A significant cyber incident could impact production capability, harm our reputation, cause us to breach our contracts with other parties or subject us to regulatory actions or litigation, any of which could materially affect Aeva’s business, prospects, financial condition and operating results. In addition, our insurance coverage for cyber-attacks may not be sufficient to cover all the losses we may experience as a result of a cyber incident.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2024, we had $308.7 million of U.S. federal and $230.5 million of state net operating loss carryforwards available to reduce future taxable income, of which $305.5 million will be carried forward indefinitely for U.S. federal tax purposes and the remainder of losses will expire beginning in 2036 for federal and 2031 for state tax purposes. We also have federal and California research and development tax credit carryforwards of $27.7 million and $18.0 million, respectively. The federal research credit carryforwards will expire in 2036 and California research credits can be carried forward indefinitely. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed a review of any potential limitation on the use of our net operating losses and credits under Sections 382 and 383 through December 31, 2024. Based on such review, we do not believe Section 382 and Section 383 will adversely impact our ability to use our current net operating losses and credits to offset future taxable income, if any. We may experience ownership changes in the future. To the extent we are not able to offset future taxable income with net operating losses, our cash flows may be adversely affected.

Legal and Regulatory Risks

We are subject to governmental export and import control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on Aeva’s business, prospects, financial condition and results of operations.

Aeva’s products and services are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. In addition, complying with export control and sanctions regulations for a particular sale may be time-consuming and result in the delay or loss of sales opportunities. Exports of Aeva’s products and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on Aeva and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.

Changes to trade policy, tariffs and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Changes in global political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we may purchase components, sell our products or conduct our business could adversely affect our business. The United States has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. Further, President Trump has proposed significantly increased tariffs on foreign imports into the United States, particularly from Canada, China and Mexico. It is unclear what action the presidential administration or Congress will take with respect to these proposals, or what actions may be taken by other countries in retaliation. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. For example, such changes could adversely affect the automotive market, our ability to access key components or raw materials needed to manufacture our products (including, but not limited to, rare-earth metals), our ability to sell our products to customers outside of the United States and the demand for our products. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on Aeva's business, financial condition and results of operations.

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

We are subject to legal and regulatory proceedings and commercial or contractual disputes from time to time, which could have an adverse effect on our profitability and financial position.

We have been, and may be from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and customers, intellectual property claims, stockholder litigation (including the Delaware Stockholder Litigation), government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value-added tax disputes and employment and tax issues. In addition, we could face in the future a variety of labor and employment claims against us, which could include general discrimination, wage and hour, privacy, ERISA or disability claims. In such matters, government agencies or private parties may seek to recover very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. These types of lawsuits could require significant management time and attention or could involve substantial legal liability, adverse regulatory outcomes, and/or substantial expenses to defend. Often these cases raise complex factual and legal issues and create risks and uncertainties. No assurances can be given that any proceedings and claims will not have a material adverse impact on Aeva’s operating results and financial position or that our established reserves or available insurance will mitigate this impact. For example, in connection with the Delaware Stockholder Litigation settlement, we have agreed to pay a total settlement cost of $14.0 million in exchange for a release of all claims and expect to recover $2.5 million from our insurance carrier.

We are subject to, and must remain in compliance with, numerous laws and governmental regulations across various jurisdictions concerning the manufacturing, use, distribution and sale of our products. Some of our customers also require that we comply with their own unique requirements relating to these matters.

We manufacture and sell products that contain electronic components, and such components may contain materials that are subject to government regulation in both the locations where we manufacture and assemble our products, as well as the locations where we sell our products. For example, certain regulations limit the use of lead in electronic components. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that Aeva and our suppliers are in compliance with existing regulations in each market where we operate. If there is an unanticipated new regulation that significantly impacts our use and sourcing of various components or requires more expensive components, that regulation could materially adversely affect our business, results of operations and financial condition.

Our products are used for AD and ADAS applications, which are subject to complicated regulatory schemes that vary from jurisdiction to jurisdiction. These are rapidly evolving areas where new regulations could impose limitations on the use of LiDAR generally or Aeva’s products specifically. If we fail to adhere to these new regulations or to continually monitor relevant updates, we may be subject to litigation, loss of customers or negative publicity and Aeva's business, results of operations and financial condition will be adversely affected.

We are subject to various environmental laws and regulations that could impose substantial costs.

Concerns over environmental pollution and climate change have produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. In addition, as climate change issues become more prevalent, foreign, federal, state and local governments and our customers have been responding to these issues. The increased focus on environmental sustainability may result in new regulations and customer requirements, or changes in current regulations and customer requirements, which could materially adversely impact our business, results of operations and financial condition. If we are unable to effectively manage real or perceived issues, including concerns about environmental impacts or similar matters, sentiments toward Aeva or our products could be negatively impacted, and our business, results of operations or financial condition could suffer.

Our operations are subject to international, federal, state and local environmental laws and regulations, which could directly increase the cost of energy, which may have an effect on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials or key components we use in our products. Environmental regulations may require us to reduce product energy usage, monitor and exclude an expanding list of restricted substances and to participate in required recovery and recycling of our products. Environmental and health and safety laws and regulations can be complex, and we have limited experience complying with them. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production, or cessation of our operations.

Contamination at properties we operate or formerly operated, or to which hazardous substances were sent by us, may result in liability for Aeva under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on Aeva’s financial condition or operating results. We may face unexpected delays in obtaining the required permits and approvals in connection with any planned production facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact Aeva’s business, prospects, financial condition and operating results.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Our business may be adversely affected by changes in automotive, consumer electronics, LiDAR sensor and laser safety regulations or concerns that drive further regulation of the automobile, consumer electronics, LiDAR sensor and laser markets.

Government product safety regulations are an important factor for Aeva’s business. Historically, these regulations have imposed ever-more stringent safety regulations for vehicles and laser products. These safety regulations often require, or customers demand that, vehicles have more safety features per vehicle and more advanced safety products.

While we believe increasing automotive and laser safety standards will present a market opportunity for our products, government safety regulations are subject to change based on a number of factors that are not within our control, including, among others, new scientific or technological data, adverse publicity regarding the industry recalls and safety risks of AD and ADAS, accidents involving our products, domestic and foreign political developments or considerations, and litigation relating to our products and our competitors’ products. Changes in automotive, consumer electronics, LiDAR sensor and laser safety government regulations, especially in the AD and ADAS industries, could adversely affect our business. If government priorities shift and we are unable to adapt to changing regulations, our business may be materially and adversely affected.

Federal and local regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in the automotive and laser industry. As cars that carry our sensors go into production, the obligations of complying with safety regulations and reporting requirements could increase and it could require increased resources and adversely affect Aeva’s business.

Autonomous and ADAS features may be delayed in adoption by OEMs, and Aeva’s business impacted, as additional emissions and safety requirements are imposed on vehicle manufacturers.

Vehicle regulators globally continue to consider new and enhanced emissions requirements, including electrification, to meet environmental and economic needs as well as pursue new safety standards to address emerging traffic risks. To control new vehicle prices, among other concerns, OEMs may need to dedicate technology and cost additions to new vehicle designs to meet these emissions and safety requirements and postpone the consumer cost pressures of new autonomous and ADAS features, which could adversely affect Aeva's business.

Aeva’s business may be adversely affected if we fail to comply with the regulatory requirements under the Federal Food, Drug, and Cosmetic Act or the Food and Drug Administration (the “FDA”).

As a LiDAR technology company, we are subject to the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act. These requirements are enforced by the FDA. Electronic product radiation includes laser technology. Regulations governing these products are intended to protect the public from hazardous or unnecessary exposure. Manufacturers are required to certify in product labeling and reports to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing, and distribution records for their products. Failure to comply with these requirements could result in enforcement action by the FDA, which could require us to cease distribution of our products, recall or remediate products already distributed to customers, or subject us to FDA enforcement.

Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which we operate may adversely impact our business, and such legal requirements are evolving, uncertain and may require improvements in, or changes to, our policies and operations.

Our current and potential future operations and sales subject us to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. For example, the European Commission has adopted the General Data Protection Regulation and California and other states have proposed or adopted privacy laws and regulations. Aspects of these new and emerging state privacy laws and regulations, as well as their interpretation and enforcement, are dynamic and evolving. These laws and regulations each require particular assessment for compliance, and we may be required to modify our practices in an effort to comply with them. These regimes may, among other things, provide for potentially material penalties for non-compliance, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. We have limited access to, collect, store, process, or share certain information collected by our products, and our products may evolve to collect additional information. Therefore, the full impact of these privacy regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.

We may also be affected by cyber-attacks and other means of gaining unauthorized access to our products, systems, and data. For instance, cybercriminals or insiders may target Aeva or third parties with which we have business relationships to obtain data, or in a manner that disrupts our operations or compromises our products or the systems into which our products are integrated.

We are assessing the continually evolving privacy and data security regimes and measures we believe are appropriate in response. Since these data security regimes are evolving, uncertain and complex, especially for a global business like ours, we may need to update or enhance our compliance measures as our products, markets and customer demands further develop, and these updates or enhancements may require implementation costs. In addition, we may not be able to monitor and react to all developments in a timely manner. The compliance measures we adopt may prove ineffective. Any failure, or perceived failure, by Aeva to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyber-attacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting Aeva, could result in significant liability, costs (including the costs of mitigation and recovery), and a material loss of revenue resulting from the adverse impact on our reputation and brand, loss of proprietary information and data, disruption to our business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause customers and business partners to lose trust in Aeva, which could have an adverse effect on our reputation and business.

Risks Related to Aeva’s Intellectual Property

We may not be able to adequately protect or enforce our intellectual property rights or prevent unauthorized parties from copying or reverse engineering our products or technology. Our efforts to protect and enforce our intellectual property rights and prevent third parties from violating our rights may be costly.

The success of our products and business depend in part on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other international jurisdictions. We rely on a combination of patent, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection.

We cannot assure you that any patents will be issued with respect to our currently pending patent applications or that any trademarks will be registered with respect to our currently pending applications in a manner that gives Aeva adequate defensive protection or competitive advantages, if at all, or that any patents issued to Aeva or any trademarks registered by us will not be challenged, invalidated or circumvented. We may file for patents and trademarks in the United States and in certain international jurisdictions, but such protections may not be available in all countries in which we operate or in which we seek to enforce our intellectual property rights, or may be difficult to enforce in practice. For example, the legal environment relating to intellectual property protection in certain emerging market countries where we may operate in the future is relatively weaker, often making it difficult to create and enforce such rights. Our currently-registered trademarks and any patents and trademarks that may be issued or registered, as applicable, in the future with respect to pending or future applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Our foreign intellectual property portfolio is not as comprehensive as our U.S. intellectual property portfolio and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to Aeva or infringe Aeva’s intellectual property.

Protecting against the unauthorized use of Aeva’s intellectual property, products and other proprietary rights is expensive and difficult, particularly internationally. We believe that our intellectual property is foundational in the area of LiDAR products and intend to enforce the intellectual property portfolio we have built over the years. Unauthorized parties may attempt to copy or reverse engineer Aeva’s LiDAR technology or certain aspects of Aeva’s products that we consider proprietary. Litigation may be necessary in the future to enforce or defend Aeva’s intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our products or technology to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States.

Any such litigation, whether initiated by Aeva or a third party, could result in substantial costs and diversion of management resources, either of which could adversely affect Aeva’s business, operating results and financial condition. Even if we obtain favorable outcomes in litigation, we may not be able to obtain adequate remedies, especially in the context of unauthorized parties copying or reverse engineering our products or technology.

Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than we have. Attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against Aeva or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which Aeva’s products are available and competitors based in other countries may sell infringing products in one or more markets. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in revenue, which would adversely affect Aeva’s business, operating results, financial condition and prospects.

Third-party claims that Aeva is infringing intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and our business could be adversely affected.

Although we have applied for patents related to our products, a number of companies, both within and outside of the LiDAR industry, hold patents covering aspects of LiDAR products. In addition to these patents, participants in this industry typically also protect their technology, especially embedded software, through copyrights and trade secrets. As a result, there is frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. We may in the future receive inquiries from other intellectual property holders and become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market, expand to new use cases and face increasing competition. In addition, parties may claim that the names and branding of Aeva’s products infringe their trademark rights in certain countries or territories. If such a claim were to prevail, we may have to change the names and branding of our products in the affected territories and could incur other costs.

We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our customers, suppliers, and channel partners and other counterparties from damages and costs which may arise from the infringement by Aeva’s products of third-party patents or other intellectual property rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance may not cover all intellectual property infringement claims. A claim that our products infringe a third party’s intellectual property rights, even if untrue, could adversely affect our relationships with our customers, may deter future customers from purchasing our products and could expose us to costly litigation and settlement expenses. Even if Aeva is not a party to any litigation between a customer and a third party relating to infringement by our products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in any subsequent litigation in which Aeva is a named party. Any of these results could adversely affect Aeva’s brand and operating results.

We may in the future need to initiate infringement claims or litigation in order to try to protect our intellectual property rights. In addition to litigation where Aeva is a plaintiff, our defense of intellectual property rights claims brought against us or our customers, suppliers and channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms or at all. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or obtain an injunction. We may also lose the opportunity to license our technology to others or to collect royalty payments. An adverse determination could also invalidate or narrow Aeva’s intellectual property rights and adversely affect our ability to offer our products to customers and may require that we procure or develop substitute products, which could require significant effort and expense. Any of these events could adversely affect Aeva’s business, reputation, operating results, financial condition and prospects.

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

In addition, as permitted by Section 145 of the Delaware General Corporation Law (“DGCL”), the Amended and Restated Bylaws and the indemnification agreements that we have entered into with our directors and officers provide that:

•
we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law;
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

Our intellectual property applications, including patent applications, may not be approved or granted or may take longer than expected to result in approval or grant, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to Aeva’s.

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application to the same subject matter as we have, we may not be entitled to the protection sought by the patent application. We also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent or the timing of any approval or grant of a patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our registered or issued intellectual property, which may adversely affect Aeva’s business, prospects, financial condition and operating results.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, designs, experiences, workflows, data, processes, and know-how.

We rely on proprietary information (such as trade secrets, designs, experiences, workflows, data, know-how and confidential information) to protect intellectual property that may not be patentable or subject to copyright, trademark, trade dress or service mark protection, or that we believe is best protected by means that do not require public disclosure. We generally seek to protect this proprietary information by entering into confidentiality agreements, or consulting, services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, contractors and third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. We have limited control over the protection of trade secrets used by our current or future manufacturing counterparties and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, advisors and other third parties use intellectual property owned by others in their work for Aeva, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to our trade secrets.

We also rely on physical and electronic security measures to protect our proprietary information, but it cannot guarantee that these security measures will not be breached or provide adequate protection. There is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce our intellectual property rights.

We may be subject to damages resulting from claims that Aeva or our current or former employees have wrongfully used or disclosed alleged trade secrets of current or former employees’ former employers.

We may be subject to claims that Aeva or our current or former employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of a current or former employee’s former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Risks Related to Being a Public Company

We are required to maintain effective internal control over financial reporting. If we are unable to maintain such controls, investor confidence may be adversely affected and, as a result, the value of our common stock could decline.

We have in the past and may in the future identify material weaknesses and deficiencies in our internal controls over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s financial statements would not be prevented or detected on a timely basis. We cannot be certain that material weaknesses and control deficiencies will not occur in the future or that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. If material weaknesses are identified in the future, or if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, our reported financial results could be materially misstated and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the value of our common stock could decline. To the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements and we could fail to meet our financial reporting obligations. The identification of such a material weakness could materially and adversely affect our business, our financial condition and the value of our common stock. If we are unable to assert that our internal control over financial reporting is effective in the future, investor confidence in the accuracy and completeness of our financial reports could be further eroded, which would have a material adverse effect on the price of our common stock.

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Stock Market ("NASDAQ"). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that Aeva maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our controls and procedures we have expended, and expect that we will continue to expend, significant resources, including accounting-related costs, and provide significant management oversight, as we continue to refine our controls and procedures. Our current controls and any new controls that we develop may be inadequate. Further, weaknesses or deficiencies in our internal controls have been identified in the past and may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet reporting obligations and may result in a restatement of our financial statements. Ineffective controls and procedures could also cause investors to lose confidence in Aeva’s reported financial and other information.

We are incurring, and will continue to incur, significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We are facing, and will continue to face, increased legal, accounting, administrative and other costs and expenses as a public company that Aeva did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements makes certain activities more costly and time-consuming. Furthermore, if any issues in complying with those requirements are identified, we could incur additional costs, and the existence of those issues could adversely affect our reputation or investor perceptions. The rules and regulations applicable to public companies have made it more expensive for us to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations have increased, and will continue to increase, legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs have required, and will continue to require, Aeva to divert a significant amount of money and management attention that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties, and changes in regulatory practice and guidance, may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Aeva’s management team has limited experience managing and operating a public company.

Most of the members of Aeva’s management team have limited experience managing and operating a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Aeva’s management team may not successfully or efficiently manage their roles and responsibilities. Aeva’s transition to being a public company has subjected us to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from Aeva’s senior management and may divert their attention from the day-to-day management of our business. We may need to continue to hire additional employees to support our operations as a public company, particularly with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies, which would increase our operating costs in future periods. These factors could adversely affect our business, financial condition, and operating results.

There can be no assurance that we will be able to comply with the continued listing requirements of NASDAQ.

If we fail to satisfy the continued listing requirements of NASDAQ, NASDAQ may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair the ability of stockholders to sell or purchase their securities.

If NASDAQ delists Aeva’s shares from trading on its exchange, Aeva and its stockholders could face significant material adverse consequences including:

•
a limited availability of market quotations for Aeva’s securities;
•
reduced liquidity for Aeva’s securities;
•
a determination that Aeva’s common stock is a “penny stock” which will require brokers trading in Aeva’s common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of Aeva’s common stock;
•
a limited amount of analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

Regulations related to conflict minerals may cause Aeva to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.

We are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, which require us to determine, disclose and report whether Aeva’s products contain conflict minerals. These requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in Aeva’s products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that our reputation may be adversely affected if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid use of such materials.

Risks Related to Our Common Stock

If we do not meet the expectations of investors or securities analysts, the market price of Aeva's securities may decline.

If we do not meet the expectations of investors or securities analysts, the market price of Aeva's securities may decline. In addition, fluctuations in the price of Aeva’s securities could contribute to the loss of all or part of your investment. The trading price of Aeva’s securities has been and could continue to be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in Aeva’s securities and Aeva’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of Aeva’s securities may not recover and may experience a further decline. Factors affecting the trading price of Aeva’s securities may include:

•
actual or anticipated fluctuations in Aeva’s quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•
changes in the market’s expectations about the Aeva’s operating results;
•
the success of competitors;
•
Aeva’s operating results failing to meet the expectation of securities analysts or investors in a particular period;
•
changes in financial estimates and recommendations by securities analysts concerning Aeva or the transportation industry in general;

•
operating and share price performance of other companies that investors deem comparable to Aeva;
•
our ability to market new and enhanced products and technologies on a timely basis;
•
changes in laws and regulations affecting our business;
•
our ability to meet compliance requirements;
•
commencement of, or involvement in, litigation involving Aeva;
•
changes in Aeva’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•
our ability to obtain financing as needed;
•
announcements by Aeva or our competitors of significant investments, acquisitions or dispositions;
•
the volume of Aeva’s shares of common stock available for public sale;
•
any major change in the Board or management;
•
overall market fluctuations;
•
a decline in the automotive and industrial markets;
•
sales of substantial amounts of Aeva’s common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and geopolitical tensions or acts of war or terrorism.

Broad market and industry factors may materially harm the market price of Aeva’s securities irrespective of our operating performance. The stock market in general, and NASDAQ in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of Aeva’s securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to Aeva could depress Aeva’s share price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of Aeva’s securities also could adversely affect our ability to issue additional securities and to obtain additional financing in the future.

If securities or industry analysts do not publish or cease publishing research or reports about Aeva, our business, or our market, or if they adversely change their recommendations regarding Aeva’s securities, the price and trading volume of Aeva’s securities could decline.

The trading market for Aeva’s securities depends, to some extent, on the research and reports that industry or securities analysts publish about Aeva, our business, market or competitors. If securities or industry analysts publish research reports that are interpreted negatively by the investment community, or have a negative tone regarding Aeva’s business, financial condition, operating performance, industry, or end-markets, or downgrade Aeva’s common stock, Aeva’s share price and trading volume would likely be negatively impacted. If any of the analysts who cover Aeva adversely change their recommendation regarding Aeva’s price of common stock, or provide more favorable relative recommendations about Aeva’s competitors, the price of Aeva’s common stock would likely decline. If any of the analysts who cover Aeva cease coverage of Aeva or fail to regularly publish reports on us, Aeva could lose visibility in the financial markets, which in turn could cause Aeva’s share price or trading volume to decline.

Your ownership in our common stock may be diluted by additional equity issuances.

Your percentage ownership in our common stock could be diluted in the future as a result of equity or convertible issuances for acquisitions, capital market transactions or otherwise, including any equity awards that we grant to our directors, officers and employees. Such awards could have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. In addition, our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred shares having such designation, powers, preferences and relative, participating, optional and other special rights as our board of directors generally may determine. Your ownership in our common stock could also be diluted by the exercise of securities convertible into our common stock, including our outstanding warrants and the convertible redeemable non-voting preferred stock that may be issued pursuant to the Facility Agreement. The terms of one or more classes or series of preferred shares could dilute the voting power or reduce the value of our common stock.

Our second amended and restated certificate of incorporation contains anti-takeover provisions that could adversely affect the rights of our stockholders.

Our second amended and restated certificate of incorporation contains provisions to limit the ability of others to acquire control of Aeva or cause us to engage in change-of-control transactions, including, among other things:

•
provisions that authorize our board of directors, without action by our stockholders, to issue additional shares of common stock and preferred stock with preferential rights determined by our board of directors;
•
provisions that permit only a majority of our board of directors, the chairperson of the board of directors or the chief executive officer to call stockholder meetings and therefore do not permit stockholders to call special meetings of the stockholders;
•
provisions limiting stockholders’ ability to act by written consent; and
•
a staggered board whereby our directors are divided into three classes, with each class subject to retirement and re-election once every three years on a rotating basis.

These provisions could have the effect of depriving our stockholders of an opportunity to sell their common stock at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of our company in a tender offer or similar transaction. With our staggered board of directors, at least two annual or special meetings of stockholders will generally be required in order to effect a change in a majority of our directors. Our staggered board of directors can discourage proxy contests for the election of directors and purchases of substantial blocks of our shares by making it more difficult for a potential acquirer to gain control of our board of directors in a relatively short period of time.

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

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell the common stock for a price greater than that which you paid for it. See the section entitled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

The Company’s Information Technology team has established an information security management system to safeguard the confidentiality, integrity, and availability of the Company’s products, infrastructure, and data. This system is integrated with our Quality and Business Management Systems and aims to identify, assess, and address cybersecurity risks affecting our business. It features an Incident Response Procedure (“IRP”) that specifies roles and responsibilities during security incidents, detailing incident detection, investigation, mitigation, and prompt incident reporting procedures.

Additionally, we conduct regular internal assessments and audits, complemented by insights from external experts. The outcomes of these evaluations are communicated to senior leadership. Based on these risk assessments, we redesign, implement, and maintain adequate safeguards to reduce identified risks, address gaps, and continuously assess the efficacy of these measures. Our engagement with our key partners, vendors, customers, industry stakeholders, and government bodies is ongoing, aiming to improve our information security policies and procedures over time. We aim to diligently manage risks related to cybersecurity threats from third-party service providers, including, when possible, requesting our service providers to report incidents that may compromise the Company’s data.

Risks from Threats and Incidents

Our IT infrastructure, encompassing operational and security systems, integrated software, and data processed by us or our third-party vendors, is vulnerable to cybersecurity threats and incidents. As of December 31, 2024, these risks have not significantly impacted the Company, including our business strategy, or operational results, or financial results. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See Part I, Item 1A. “Risk Factors” of this report for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Governance

Our Chief Technology Officer is tasked with assessing and managing significant cybersecurity risks across the Company based on the assessments of our IT Director. Our IT Director brings substantial IT and Information Security expertise from various roles in the technology industry.

The IT Director leads and coordinates cybersecurity efforts at Aeva, providing regular updates on cybersecurity progress to the senior leadership team. The Information Security team actively shares updates on the status of cybersecurity efforts and risks, evaluates our information security programs, and monitors the evolving threat landscape on a company-wide level.

The Audit Committee oversees our cybersecurity, including assessment, prevention, detection, and remediation of cyber risks, threats and incidents. When incidents occur, depending on the nature and severity, the Audit Committee is notified, and incidents are further reviewed with the Audit Committee. Material cybersecurity matters will be reviewed with the full Board of Directors.

Item 2. Properties.

Our corporate headquarters is located in Mountain View, California, where we lease two buildings with approximately 28,000 and 30,000 of square feet, respectively, pursuant to lease that expires in June 2026 and July 2025, respectively. Our headquarters contains engineering, research and development, assembly and administrative functions. Additionally, we lease approximately 96,000 square feet located in Milpitas, California for our testing facility. This lease expires in April 2026. We believe that our facilities are adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, the Company may be involved in actions, claims, suits and other proceedings in the ordinary course of business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. Information regarding legal proceedings is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 15 - Commitments and Contingencies.”

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

The Company’s common stock and warrants are traded on the Nasdaq Global Select Market under the symbols “AEVA” and “AEVAW”, respectively.

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

Holders of Record

As of March 1, 2025, there were 26 holders of record of our common stock and 10 holders of record of our private and public warrants. Because many of our shares of common stock and public warrants are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of holders represented by these record holders. However, we believe a substantially greater number of beneficial owners hold shares of our common stock and public warrants through brokers, banks, or other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2025 (the “Proxy Statement”). See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

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

A discussion and analysis regarding our financial condition, results of operations and cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. Discussion regarding our financial condition and results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2024.

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

As a development stage company, we work closely with our customers on the development and commercialization of their programs and the utilization of our products in such programs. Thus far, virtually all of our customers have purchased prototype products and engineering services from us for use in their research and development programs. We are expanding our manufacturing capacity through third-party manufacturers to meet our customers’ anticipated demand for the production of our products.

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

Key Factors Affecting Aeva’s Operating Results

We believe that our future performance and success depends to a substantial extent on our ability to capitalize opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K entitled “Risk Factors.”

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

Our future performance will depend on our ability to deliver on economies of scale. Our customers will require that our perception solutions be manufactured and sold at per-unit prices that are competitive. Our ability to compete in key markets will depend on the success of our efforts to efficiently and reliably produce cost-effective perception solutions that are competitively priced and affordable for our commercial-stage customers.

Additionally, the macroeconomic conditions in the industry, the growing emergence of competition in advanced assisted driving sensing and software technologies globally can negatively impact pricing, margins and market share. Our business is impacted by various macroeconomic factors, including inflation, interest rates, levels of consumer confidence and consumer debt, fuel and energy costs, and other economic conditions. In addition, we are susceptible to supply chain disruptions, which may be exacerbated by changes to tariffs and trade policies. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future. If we do not generate the margins we expect upon commercialization of our perception solutions, we may be required to raise additional debt or equity capital, which may not be available or may only be available on terms that are onerous to Aeva’s stockholders.

Commercialization of LiDAR-based Applications. We expect that our results of operations, including revenue and gross margins, will fluctuate on a quarterly basis for the foreseeable future as our customers continue on research and development projects and begin to commercialize advanced driver assist, autonomous and industrial automation solutions that rely on LiDAR technology. The development cycles of our products with new customers varies widely depending on the application, market, customer and the complexity of the product, and can vary from several months to seven or more years depending on the industry. These development cycles result in us investing our resources prior to realizing any revenue from the commercialization or obtaining any firm commitments of pricing, volume or timing of purchases of our products by our customers. As customers reach the commercialization phase and as the market for LiDAR solutions matures, these fluctuations in our operating results may become less pronounced.

Sales Volume. Each product program will have an expected range of sales volumes, depending on the end market demand for our customers’ products as well as market application. This can depend on several factors, including market penetration, product capabilities, size of the end market that the product addresses and our end customers’ ability to sell their products. In addition to end market demand, sales volumes also depend on whether our customer is in the development or production phase. In certain cases, we may provide volume discounts or strategic customer pricing on sales of our solutions, which may or may not be offset by lower manufacturing costs related to higher volumes which in turn could adversely impact our gross margins. Our ability to ultimately achieve profitability is dependent upon progression of existing relationships to production and our ability to meet required volumes and required cost targets and gross margins. Delays in our current and future customers’ programs could result in us being unable to achieve our revenue targets and profitability in the time frame we anticipate. Such delays could result in us requiring to raise additional debt or equity capital, which may not be available or may only be available on terms that are onerous to Aeva’s stockholders.

Basis of Presentation

We currently conduct our business through one operating segment.

Components of Results of Operations

Revenue

Revenue consists of sales of perception solutions or sensing systems and non-recurring engineering services.

We are engaged in the design, manufacturing and sale of LiDAR sensing systems and related perception and autonomy-enabling software solutions serving customers in automotive, industrial, and other markets. Under our customer agreements, we deliver a specified number of sensing systems at a fixed price under customary terms and conditions. The sensing system units sold under these agreements are typically prototypes that are used by the customer for its research, development, evaluation, pilot, or testing purposes. We also enter into non-recurring engineering service arrangements with certain of our customers to customize Aeva’s perception solution to meet customer specific requirements.

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

Operating expenses

Research and development

Our research and development efforts are focused on enhancing and developing additional functionality for our existing products and on new product development. Research and development expenses consist primarily of:

•
Personnel-related expenses, including salaries, benefits, and stock-based compensation expense, for personnel in our research and engineering functions; and
•
Expenses related to materials, software licenses, supplies, and third-party services.

We expense research and development costs as incurred.

General and administrative expenses

General and administrative expenses consist of personnel and personnel-related expenses, including salaries, benefits, and stock-based compensation expense of our executive, finance, information systems, human resources, and legal, as well as legal and accounting fees for professional and contract services.

Selling and marketing expenses

Selling and marketing expenses consist of personnel and personnel-related expenses, including salaries, benefits, and stock-based compensation expense of our business development team as well as advertising and marketing expenses. These include the cost of trade shows, promotional materials, and public relations.

We expect that our operating expenses in fiscal 2025 will decrease as compared to fiscal 2024.

Interest income and Interest expense

Interest income consists primarily of income earned on our cash equivalents and investments in marketable securities. Interest income will vary based on our cash equivalents and marketable securities balance and changes in interest rates.

Other income and expense

Other income and expense primarily consist of changes in the fair value of Series A warrants, fair value of private placement warrants and foreign currency transaction gains and losses, as well as realized gains and losses on marketable securities.

Results of Operations

Comparison of Year Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2024	2023	Change $	Change %
	(in thousands, except percentages)
Revenue	$9,065	$4,312	$4,753	110%
Cost of revenue	12,855	10,198	2,657	26%
Gross loss	(3,790)	(5,886)	2,096	(36)%
Operating expenses:
Research and development expenses	102,667	102,503	164	0%
General and administrative expenses	33,259	31,761	1,498	5%
Selling and marketing expenses	7,156	7,638	(482)	(6)%
Litigation settlement, net	11,500	—	11,500	100%
Total operating expenses	154,582	141,902	12,680	9%
Net loss before income taxes	(158,372)	(147,788)	(10,584)	7%
Interest income	7,712	8,925	(1,213)	(14)%
Other income (expense), net	(1,430)	(10,470)	(9,040)	86%
Net loss before taxes	(152,090)	(149,333)	(2,757)	2%
Income tax provision	171	—	171	100%
Net loss	$(152,261)	$(149,333)	$(2,928)	2%

Revenue

Revenue increased by $4.8 million, or 110%, to $9.1 million during the year ended December 31, 2024, from $4.3 million for the year ended December 31, 2023. This increase was primarily due to an increase in the sale of prototype units sold in 2024 as compared to 2023, and activity related to non-recurring engineering services which is dependent upon the timing of the work performed for our customers.

Cost of revenue

Cost of revenue increased by $2.7 million, or 26%, to $12.9 million during the year ended December 31, 2024, from $10.2 million for the year ended December 31, 2023. The increase was primarily due to an increase in the number of units sold in 2024 and also due to an increase in non-recurring engineering services during 2024 as compared to 2023.

Operating expenses

Research and development

Research and development expense increased slightly by $0.2 million, to $102.7 million during the year ended December 31, 2024, from $102.5 million for the year ended December 31, 2023. Research and development expenses increased primarily due to a $3.0 million increase in professional expenses, a $1.0 million increase in subscription expenses, a $0.4 million increase in miscellaneous expenses and a $0.4 million increase in depreciation expense; this was partially offset by a $3.0 million decrease in research and development material cost, a $0.6 million decrease in facility expenses, a $0.4 million decrease in legal expenses, a $0.3 million decrease in lab supplies, a $0.2 million decrease in payroll and other employee related expenses, and a $0.1 million decrease in travel expenses.

General and administrative

General and administrative expense increased by $1.5 million, or 5%, to $33.3 million during the year ended December 31, 2024, from $31.8 million for the year ended December 31, 2023. General and administrative expense increased primarily due to a $2.2 million increase in payroll and other employee related expenses, a $0.7 million increase in stock based compensation, a $0.5 million increase professional expenses, a $0.2 million increase in travel expense, a $0.2 increase in facility expenses, and $0.1 million increase in other expenses; this was partially offset by a $1.1 million decrease in insurance expenses, a $0.7 million decrease in legal expenses, a $0.3 million decrease in depreciation and a $0.3 million decrease in recruiting expense.

Selling and marketing

Selling and marketing expense decreased by $0.4 million, or 6%, to $7.2 million during the year ended December 31, 2024, from $7.6 million for the year ended December 31, 2023. Selling and marketing expense decreased due to a $0.3 million decrease in travel expenses, a $0.2 million decrease in recruiting expenses, and a $0.1 million decrease in marketing program expenses; this was partially offset by a $0.2 million increase in payroll and other employee related expenses.

Litigation settlement, net

During the year ended December 31, 2024, we recorded a litigation settlement expense (net) of $11.5 million, related to the Delaware Stockholder Litigation (as defined in Note 15 to our consolidated financial statements included elsewhere in this report).

Interest income

Interest income decreased by $1.2 million during the year ended December 31, 2024. The decrease was due to a decrease in the overall balance of interest-bearing cash equivalents and marketable securities.

Other income (expense), net

Other income (expense), net decreased by $9.0 million for the year ended December 31, 2024. In 2023 we issued Series A Warrants of $6.7 million and paid $3.8 million in financing transaction fees for the Facility Agreement (as defined below). In 2024 we recorded a change in fair value of Series A warrants of $1.5 million.

Liquidity and Capital Resources

General

Our capital requirements depend on many factors, including production capacity and sales volume, the timing and spending to support research and development efforts, investments in information technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features.

On November 8, 2023, we entered into subscription agreements providing for the purchase of common stock resulting in net proceeds of $20.6 million. Also on November 8, 2023, we entered into a Standby Equity Purchase Agreement (as amended from time to time, the “Facility Agreement”) with entities affiliated with Sylebra. Pursuant to the Facility Agreement, we have the right, but not the obligation, to sell to Sylebra up to $125.0 million of shares of preferred stock, at our request until November 8, 2026, subject to the terms of the Facility Agreement and the satisfaction of certain conditions as described in Note 10 to our consolidated financial statements included elsewhere in this report. Each sale we request under the Facility Agreement may be for a number of shares of preferred stock with an aggregate value of at least $25.0 million but not more than $50.0 million (except with Sylebra’s consent). We paid Sylebra a facility fee of $2.5 million, an origination fee of $0.6 million, and an administrative fee of $0.3 million and reimbursed $0.4 million to Sylebra for its fees and expenses. In addition, we issued to Sylebra Series A warrants to purchase 3,000,000 shares of common stock at an exercise price of $5.00.

On July 2, 2024, Aeva and the parties to the Delaware Stockholder Litigation entered into a term sheet, and on December 6, 2024 entered into a formal settlement agreement, which will be subject to court approval, to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, we have agreed to pay a total settlement cost of $14.0 million in exchange for a release of all claims related to the business combination and expect to recover $2.5 million from insurance carrier. The settlement is being paid pursuant to our indemnification obligations and from available director and officer insurance policies. As of December 31, 2024, we have accrued a contingent liability of $14.0 million connection with the settlement of the Delaware Stockholder Litigation, and a $2.5 million insurance recovery. See Note 15 to our consolidated financial statements included elsewhere in this report for more information about the Delaware Stockholder Litigation.

To date, we have incurred negative cash flows from operating activities and incurred losses from operations as reflected in our accumulated deficit of $611.9 million as of December 31, 2024. We expect to continue to incur operating losses due to continued investments that we intend to make in our business, including development of products. As of December 31, 2024, we had cash and cash equivalents and marketable securities totaling $112.0 million. We also have the ability to draw on the Facility Agreement up to $125.0 million through November 8, 2026 in exchange for the issuance of preferred shares, and we intend to draw down on the Facility Agreement if and as required by our capital needs. As of December 31, 2024, all conditions to draw under the Facility Agreement were met. We believe that our liquidity, including financing available to us through the Facility Agreement, will be sufficient to fund our operating and capital expenditure for at least 12 months from the date of issuance of the consolidated financial statements included elsewhere in this report.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(106,913)	$(118,826)
Cash provided by investing activities	97,901	69,277
Cash provided by (used in) financing activities	(671)	20,676
Net decrease in cash and cash equivalents	$(9,683)	$(28,873)

Operating Activities

Net cash used in operating activities during the year ended December 31, 2024 of $106.9 million, was primarily attributable to a $152.3 million net loss, partially offset by a $13.0 million net change in net operating assets and liabilities and by $32.3 million of non-cash charges. Non-cash charges primarily consisted of $23.7 million in stock-based compensation, $5.5 million in depreciation of property, plant and equipment and amortization of intangibles, $3.5 million in amortization of right-of-use assets, $1.5 million in change in the fair value of warrant liabilities, and $1.1 million in impairment of inventory, partially offset by $3.5 million in accretion of discount on available for sale securities. The net change in operating assets and liabilities of $13.0 million was primarily due to a $16.6 million increase in other current liabilities arising from a $14.0 million accrual for litigation settlement cost, a $2.3 million increase in accrued liabilities, a $1.8 million increase in accounts payable and a 0.3 million decrease in other noncurrent assets; partially offset by $3.6 million decrease in lease liability, a $1.1 million increase in inventories, a $0.6 million increase in accounts receivable, a $2.6 million increase in other current assets, and a $0.3 million decrease in accrued employee cost.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2024 of $97.9 million, was attributable to $183.0 million of cash received from the maturity and sale of available-for-sale investments, partially offset by $80.0 million used in the purchase of investments, and $5.1 million used for the purchase of property, plant and equipment.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2024 of $0.7 million, was attributable to a $0.8 million payment of taxes withheld on net settled vesting of restricted stock units, partially offset by $0.1 million of proceeds from stock option exercises.

Off-Balance Sheet Arrangements

As of December 31, 2024, we have not engaged in any off-balance sheet arrangements.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.

Stock-Based Compensation

We recognize the cost of stock-based awards granted to our employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. We elected to recognize the effect of forfeitures in the period they occur. The fair value of the RSUs is equal to the closing price of Aeva’s common stock on the grant date. We determined the fair value of each stock option grant using the Black-Scholes option-pricing model, which is impacted by the following assumptions:

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
•
The dividend rate used is zero as we have never paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future.
•
The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

We also grant performance based restricted stock units (the “PBRSUs”) to executives and our leadership team. PBRSUs have vesting conditions either based on pre-established performance goals of the Company or the performance of the Company’s total shareholder return. For the former, the fair value is determined based on the closing quoted price of Aeva’s common stock on the grant date and the fair value is recognized using the graded-vesting attribution method over the requisite service period. For the latter, we use a Monte Carlo simulation model to determine the fair value on the grant date and the fair value is recognized using the graded-vesting attribution method over the requisite service period.

Revenue

The most critical accounting policy estimates and judgments required in applying ASC 606, Revenue Recognition of Contracts from Customers, and our revenue recognition policy relate to the identification of performance obligations and accounting for certain contracts recognized over time. In certain contracts, the determination of our distinct performance obligations requires significant judgment. As our business and offerings to customers change over time, the products and services we determine to be distinct performance obligations may change. Such changes may adversely impact the amount of revenue and gross margin we report in a particular period. Revenue from product sales is recognized upon transfer of control of promised products. Revenue is recognized in an amount that reflects the consideration that Aeva expects to receive in exchange for those products and services. Product sales to certain customers may require customer acceptance, in which case revenue recognition is deferred until acceptance takes place. For service projects, revenue is recognized as services are performed and amounts are earned in accordance with the terms of contract at estimated collectible amounts.

For certain custom products that require engineering and development based on customer specifications, we recognize revenue over time using a cost-to-cost measure of progress which we believe faithfully depicts the transfer of control of the goods or services to the customer. Amounts billed to customers for shipping and handling are included in revenue. Some of our arrangements provide software embedded in hardware, and promises to update the software represent immaterial promises in contracts with customers. Taxes collected from customers and remitted to governmental authorities are excluded from revenue.

Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to Aeva’s common stock, among other conditions for equity classification. This assessment requires the use of professional judgment, and is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

We utilize the Black-Scholes option pricing model to value the liabilities classified warrants at each reporting period. The key assumptions in the option pricing model utilized include the following:

•
The expected volatility assumption is based on Aeva's historical equity volatility or a blend of guideline public companies equity volatility.
•
The expected term of the warrants is assumed to be the expected period until the expiry of the contractual term.
•
The risk-free interest rate is based on the U.S. Treasury rate for the applicable expected terms.
•
The dividend yield is based on the historical rate, which we anticipate to remain at zero.

Recent Accounting Pronouncements

See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the consolidated financial statements included elsewhere in this report for a full description of recent accounting pronouncements including the respective expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates.

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

The following table presents the hypothetical change in fair values in the financial instruments we held at December 31, 2024 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $97.2 million at December 31, 2024. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 and 50 basis points (“BPS”).

	Decrease in interest rate		Increase in interest rate
(in thousands)	-100 BPS	-50 BPS	50 BPS	100 BPS
Total fair market value	$97,438	$97,331	$97,115	$97,007
Percentage change in fair market value	0.2%	0.1%	-0.1%	-0.2%

Foreign Currency Exchange Risk

There was no material foreign currency risk for the year ended December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Aeva Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aeva Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Warrant Liability – Series A Warrants – Refer to Notes 1, 3, 10, and 11 to the financial statements

Critical Audit Matter Description

The Company issued Series A Warrants to purchase 3,000,000 shares of common stock at an exercise price of $5.00 per share on December 18, 2023 (the “Series A Warrants”). The Company accounts for the Series A Warrants in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. The Company analyzed the Series A Warrants and determined that they are freestanding and do not exhibit any of the characteristics within ASC 480, and as such do not meet the characteristics of a liability under ASC 480. However, Series A Warrants do not meet all requirements for equity classification under ASC 815, and therefore they are accounted for as a warrant liability at fair value on the Company’s consolidated balance sheet, with subsequent changes in fair value recognized in the consolidated statement of operations at each reporting date.

The Company uses the Black-Scholes option pricing model (“BS model”) to determine the fair value of the Series A Warrants. Estimates and assumptions impacting the fair value measurement as of December 31, 2024 include the risk-free interest rate; the expected volatility of common stock; the fair value per share of the underlying shares of common stock; the expected term of Series A Warrants; and a zero dividend yield. As of December 31, 2024, the fair value of the Series A warrant liability was $8.3 million.

Given the significant assumptions made by the Company in determining the fair value of the Series A warrant liability, performing audit procedures to evaluate the reasonableness of the Company’s assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

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
▪
Evaluating the Company’s selection of the BS model to determine fair value measurements of the Series A warrant liability
▪
Evaluating the incorporation of the applicable estimates and assumptions into the BS model and testing the model's mathematical accuracy
▪
Testing the underlying source information used by the Company in making estimates and assumptions
▪
Developing a range of independent estimates and comparing our estimates to those used by the Company
▪
Recalculating the fair value of the Series A warrant liability based on our independent estimates and comparing our calculation to the Company’s fair value calculation
•
We evaluated the Company’s disclosures of the fair value measurements of the Series A warrant liability.

/s/ Deloitte & Touche LLP

San Jose, California

March 20, 2025

We have served as the Company's auditor since 2020.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of December 31,
	2024	2023
Assets
Cash and cash equivalents	$28,864	$38,547
Marketable securities	83,143	182,481
Accounts receivable	1,187	628
Inventories	2,345	2,374
Other current assets	7,761	5,195
Total current assets	123,300	229,225
Operating lease right-of-use assets	3,826	7,289
Property, plant, and equipment, net	10,332	12,114
Intangible assets, net	1,725	2,625
Other noncurrent assets	8,306	6,132
Total assets	$147,489	$257,385
Liabilities and stockholders’ equity
Accounts payable	$5,453	$3,602
Accrued liabilities	5,710	2,648
Accrued employee costs	5,783	6,043
Lease liability, current portion	3,039	3,587
Other current liabilities	19,174	2,524
Total current liabilities	39,159	18,404
Lease liability, noncurrent portion	720	3,767
Warrant liability	8,258	6,772
Total liabilities	48,137	28,943
Commitments and contingencies (Note 15)
Convertible preferred stock $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 54,140 and 52,389 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	6	5
Additional paid-in capital	711,160	688,124
Accumulated other comprehensive income (loss)	47	(87)
Accumulated deficit	(611,861)	(459,600)
Total stockholders’ equity	99,352	228,442
Total liabilities and stockholders’ equity	$147,489	$257,385

The accompanying notes are an integral part of these consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$9,065	$4,312	$4,192
Cost of revenue	12,855	10,198	8,447
Gross loss	(3,790)	(5,886)	(4,255)
Operating expenses:
Research and development expenses	102,667	102,503	109,587
General and administrative expenses	33,259	31,761	31,070
Selling and marketing expenses	7,156	7,638	7,043
Litigation settlement, net	11,500	—	—
Total operating expenses	154,582	141,902	147,700
Operating loss	(158,372)	(147,788)	(151,955)
Interest income	7,712	8,925	3,707
Other income (expense), net	(1,430)	(10,470)	943
Net loss before income taxes	(152,090)	(149,333)	(147,305)
Income tax provision	171	—	—
Net loss	$(152,261)	$(149,333)	$(147,305)
Unrealized gain (loss) on available-for-sale securities	134	3,498	(3,061)
Total comprehensive loss	(152,127)	(145,835)	(150,366)
Net loss per share, basic and diluted	$(2.85)	$(3.29)	$(3.39)
Weighted-average shares used in computing net loss per share, basic and diluted	53,359,685	45,412,155	43,461,579

The accompanying notes are an integral part of these consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders
	Shares	Amount	capital	income/(loss)	deficit	equity
Balance at December 31, 2021	42,999,263	$4	$619,859	$(524)	$(162,962)	$456,377
Stock-based compensation	—	—	24,285	—	—	24,285
Issuance of common stock upon exercise of stock options	292,944	—	349	—	—	349
Issuance of common stock upon release of restricted stock units	504,365	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(46,911)	—	(720)	—	—	(720)
Issuance of common stock upon exercise of warrants	24	—	1	—	—	1
Unrealized loss on available-for-sale securities		—	—	(3,061)	—	(3,061)
Net loss	—	—	—	—	(147,305)	(147,305)
Balance as of December 31, 2022	43,749,685	$4	$643,774	$(3,585)	$(310,267)	$329,926
Issuance of common stock in private placement, net of issuance cost of $818	7,360,283	1	20,636	—	—	20,637
Stock-based compensation	—	—	23,675	—	—	23,675
Issuance of common stock upon exercise of stock options	131,444	—	238	—	—	238
Issuance of common stock upon release of restricted stock units	1,205,704	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(58,155)	—	(199)	—	—	(199)
Unrealized gain on available-for-sale securities	—	—	—	3,498	—	3,498
Net loss	—	—	—	—	(149,333)	(149,333)
Balance as of December 31, 2023	52,388,961	$5	$688,124	$(87)	$(459,600)	$228,442
Stock-based compensation	—	—	23,708	—	—	23,708
Issuance of common stock upon exercise of stock options	43,660	1	80	—	—	81
Issuance of common stock upon release of restricted stock units	1,921,646	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(214,707)	—	(752)	—	—	(752)
Unrealized gain on available-for-sale securities	—	—	—	134	—	134
Net loss	—	—	—	—	(152,261)	(152,261)
Balance as of December 31, 2024	54,139,560	$6	$711,160	$47	$(611,861)	$99,352

The accompanying notes are an integral part of these consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(152,261)	$(149,333)	$(147,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,480	4,622	3,265
Impairment of inventories	1,140	224	1,664
Fair value at issuance of Series A warrants	—	6,500	—
Change in fair value of warrant liabilities	1,486	182	(970)
Stock-based compensation	23,708	23,675	24,247
Amortization of right-of-use assets	3,463	3,108	2,882
Realized loss on available-for-sale securities	—	—	29
Amortization of premium and accretion of discount on available-for-sale securities, net	(3,537)	(2,973)	389
Other	563	—	—
Changes in operating assets and liabilities:
Accounts receivable	(559)	2,259	(546)
Inventories	(1,111)	353	(2,552)
Other current assets	(2,566)	279	3,634
Other noncurrent assets	318	(270)	(3)
Accounts payable	1,835	(1,592)	1,287
Accrued liabilities	2,334	(6,415)	4,953
Accrued employee costs	(260)	1,322	2,525
Lease liability	(3,595)	(3,097)	(2,871)
Other current liabilities	16,649	2,330	(539)
Net cash used in operating activities	(106,913)	(118,826)	(109,911)
Cash flows from investing activities:
Purchase of property, plant, and equipment (including advance)	(5,107)	(6,104)	(7,439)
Purchase of non-marketable equity investments	—	(5,000)	—
Purchase of available-for-sale securities	(79,980)	(152,364)	(210,197)
Proceeds from maturities of available-for-sale securities	182,988	232,745	328,526
Net cash provided by investing activities	97,901	69,277	110,890
Cash flows from financing activities:
Proceeds from issuance of stock in private placement	—	21,455	—
Transaction costs related to issuance of stock in private placement	—	(818)	—
Payments of taxes withheld on net settled vesting of restricted stock units	(752)	(199)	(720)
Proceeds from exercise of stock options	81	238	350
Proceeds from exercise of warrants	—	—	1
Net cash (used in) provided by financing activities	(671)	20,676	(369)
Net increase (decrease) in cash and cash equivalents	(9,683)	(28,873)	610
Beginning cash and cash equivalents	38,547	67,420	66,810
Ending cash and cash equivalents	$28,864	$38,547	$67,420
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$165	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Unpaid property, plant and equipment purchases	$835	$90	$79
Right-of-use asset obtained in exchange for lease liability	$—	$2,995	$—

The accompanying notes are an integral part of these consolidated financial statements.

AEVA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Aeva Technologies, Inc. and its wholly-owned subsidiaries (the “Company” or “Aeva”) was originally incorporated in Delaware on August 16, 2019 under the name InterPrivate Acquisition Corp. (“IPV”). The Company was formed as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. On March 12, 2021, the Company consummated the business combination (the “Business Combination”) pursuant to the Agreement and Plan of Merger, dated November 2, 2020 with the pre-Business Combination Aeva, Inc. (“Legacy Aeva”). Legacy Aeva was incorporated in Delaware in December 2016. In connection with the consummation of the Business Combination, the Company changed its name from IPV to Aeva Technologies, Inc. The Company’s common stock and warrants are now listed on the Nasdaq Global Select Market under the symbols “AEVA” and “AEVAW”.

Aeva Technologies, Inc. (the “Company”), through its Frequency Modulated Continuous Wave (“FMCW”) sensing technology, designs a 4D LiDAR-on-chip that, along with its proprietary software applications, has the potential to enable the adoption of LiDAR across broad applications from automated driving to consumer electronics, consumer health, industrial automation and security application.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting. All intercompany transactions and balances have been eliminated in consolidation

On March 18, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-5 reverse stock split (the “Reverse Stock Split”) of the Company’s shares of common stock, $0.0001 par value (the “common stock”). Pursuant to the Reverse Stock Split, every five (5) shares of issued and outstanding shares of common stock were combined into one (1) share of common stock. Accordingly, unless indicated otherwise, all the current period and historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents for the periods presented in this Annual Report on Form 10-K have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. There was no change to the shares authorized or in the par value per share of common stock of $0.0001.

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

The Company has funded its operations primarily through the Business Combination and issuances of stock. As of December 31, 2024, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $112.0 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of

$611.9 million as of December 31, 2024. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents, marketable securities, and the Standby Equity Purchase Agreement (the "Facility Agreement," Note 10) will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these consolidated financial statements.

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

As of December 31, 2024 five customers accounted for 68% and as of December 31, 2023 one customer accounted for 42% of accounts receivable, respectively. As of December 31, 2024, one vendor accounted for 40% accounts payable and as of December 31, 2023, three vendors accounted for 34% accounts payable each.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include but not limited to revenue recognition, valuation allowance for deferred tax assets, product warranty reserves, stock-based compensation, useful lives of property and equipment, inventory valuation and reserves, useful lives of intangible assets, accrued liabilities, incremental borrowing rate for leases, impairment of long-lived assets, fair value estimates and impairment of investments, loss contingencies and the valuation of the warrants. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results could differ from those estimates, and such differences could be material to the Company’s financial condition and results of operations.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for credit loss quarterly based on historical experience with each customer and the specifics of each arrangement. As of December 31, 2024 and 2023, the Company did not have any material allowance for credit losses or write-offs. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. There was no impairment of long-lived assets during the years ended December 31, 2024 or 2023.

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

Revenue Recognition

Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognition revenue through the following steps:

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

For certain custom products that require engineering and development based on customer specifications, the Company recognizes revenue over time using a cost-to-cost measure of progress which the Company believes depicts the transfer of control of the goods or services to the customer. Amounts billed to customers for shipping and handling are included in revenue. Some of the Company’s arrangements provide software embedded in hardware, and promises to update the Company’s software represent immaterial promises in contracts with customers. Taxes collected from customers and remitted to governmental authorities are excluded from revenue.

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

Judgments and estimates. Judgment is required to determine whether and when a contract modification is approved by the parties or implied by customary business practices. Judgment is also required in the identification of performance obligations within the Company’s contracts with customers, especially those for certain custom products that require engineering and development. Accounting for contracts recognized over time under Topic 606 involves the use of various techniques to estimate total contract revenue and costs. Due to uncertainties inherent in the estimation process, estimates of costs to complete a performance obligation may be revised. The Company reviews and updates its contract-related estimates regularly, and records adjustments as needed. For those performance obligations for which revenue is recognized using a cost-to-cost method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made.

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

Stock-based Compensation

The Company measures the cost of stock-based awards granted to employees and directors based on the grant-date fair value of the awards. The grant-date fair value of the stock options is calculated using a Black-Scholes option pricing model. The Black-Scholes pricing model requires the use of subjective assumptions including the option’s expected term, the volatility of the underlying stock, the fair value of the stock, dividend yield rate and the risk-free rate. The fair value of the service condition based restricted stock units (the “RSUs”) is equal to the closing price of the Company’s common stock on the grant date. The fair value of these stock-based grants is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The fair value of PBRSUs is recognized using the graded-vesting attribution method over the requisite service period.

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

Intangible Assets

Intangible assets consist of purchased patents that are stated at cost less accumulated amortization. Intangible assets have been determined to have finite lives and are amortized on a straight-line basis over their estimated remaining economic lives, which is estimated at five years. Amortization expense is included in general and administrative expenses.

Recent Accounting Pronouncements

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-07 as of January 1, 2024 and concluded that the Company operates as a single segment with the consolidated expenses as disclosed in the statement of operations being reported periodically to the chief operating decision-maker (“CODM”). Refer to Note 16, Segment Information, for further information regarding the Company’s segment disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

Note 2. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the years ended December 31, 2024, 2023 and 2022, based on the disaggregation criteria described above are as follows (in thousands):

	Year Ended December 31,
	2024		2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$7,814	86%	$2,815	65%	$2,965	71%
Asia	603	7%	728	17%	1,085	26%
Europe	475	5%	769	18%	142	3%
Oceania	173	2%	—	—	—	—
Total	$9,065	100%	$4,312	100%	$4,192	100%
Revenue by timing of recognition:
Recognized at a point in time	$5,681	63%	$3,877	90%	$2,735	65%
Recognized over time	3,384	37%	435	10%	1,457	35%
Total	$9,065	100%	$4,312	100%	$4,192	100%

Point in time revenue was primarily related to product revenue and over time revenue was from non-recurring engineering services.

For the year ended December 31, 2024 two customers accounted for 56% and 16% of the Company's revenue. For the year ended December 31 2023, two customers accounted for 23% and 22% of the Company's revenue. For the year ended December 31, 2022, one customer accounted for 81% of the Company’s revenue.

Contract Assets and Contract Liabilities

As of December 31, 2024 and 2023, the Company had contract assets of $0.1 million each, respectively, recognized in other current assets. As of December 31, 2024 and December 31, 2023, the Company had $4.0 million $2.1 million, respectively, recognized in other current liabilities.

Remaining Performance Obligations

As of December 31, 2024, the total amount of the transaction price allocated to unsatisfied performance obligations for contracts with an original duration greater than one year was $47.0 million, of which approximately 20% is expected to be recognized as revenue over the next 12 months, and the remainder thereafter. Total revenue estimates are based on negotiated contract prices and demand quantities, and could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. Accordingly, the actual revenue recognized for the remaining performance obligation in future periods may significantly fluctuate from these estimates.

Note 3. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2024
	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$14,237	$—	$—	$14,237	$14,237	$—

Level 1
Money market funds	10,645	—	—	10,645	10,645	—

Level 2
U.S. agency securities	17,492	14	(2)	17,504	—	17,504
U.S. Treasury securities	10,957	6	—	10,963	2,000	8,963
Commercial paper	12,711	9	(4)	12,716	1,982	10,734
Corporate bonds	45,918	31	(7)	45,942	—	45,942
Subtotal	87,078	60	(13)	87,125	3,982	83,143
Total assets	$111,960	$60	$(13)	$112,007	$28,864	$83,143

Liabilities
Level 3
Warrant liabilities	—	—	—	8,258	—	—
Total liabilities	$—	$—	$—	$8,258	$—	$—

	December 31, 2023
	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$21,799	$—	$—	$21,799	$21,799	$—

Level 1
Money market funds	6,266	—	—	6,266	6,266	—

Level 2
U.S. Government securities	35,962	8	(97)	35,873	—	35,873
U.S. Treasury securities	18,323	1	(14)	18,310	10,482	7,828
Commercial paper	38,491	25	(16)	38,500	—	38,500
Corporate bonds	100,274	136	(130)	100,280	—	100,280
Subtotal	193,050	170	(257)	192,963	10,482	182,481
Total assets	$221,115	$170	$(257)	$221,028	$38,547	$182,481

Liabilities
Level 3
Warrant liabilities	—	—	—	6,772	—	—
Total liabilities	$—	$—	$—	$6,772	$—	$—

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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	December 31, 2024	December 31, 2023
Fair value, beginning balance	$6,772	$90
Fair value at issuance of Series A warrants	—	6,450
Change in the fair value of Series A warrants included in other income (expense), net	1,500	300
Change in the fair value of private placement warrants included in other income (expense), net	(14)	(68)
Fair value, closing balance	$8,258	$6,772

The key inputs into the Black-Scholes option pricing model for the private warrants were as follows for the relevant periods:

	December 31, 2024	December 31, 2023
Expected term (years)	1.2	2.2
Expected volatility	90.0%	94.1%
Risk-free interest rate	4.21%	4.23%
Dividend yield	0%	0%
Exercise Price	$57.50	$57.50

The key inputs into the Black-Scholes option pricing model for the Series A warrants were as follows for the relevant periods:

	December 31, 2024	December 31, 2023
Expected term (years)	3.0	4.0
Expected volatility	90.0%	87.2%
Risk-free interest rate	4.23%	3.89%
Dividend yield	0%	0%
Exercise Price	$5.00	$5.00

Note 4. Acquisition and Intangible Assets

During the year ended December 31, 2021, the Company purchased certain intellectual property for a total consideration of approximately $4.5 million in cash. The assets acquired primarily consists of intellectual property (patents).

The Company applied a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets and determine the transaction should be accounted for as an asset acquisition. Since the only substantive assets acquired was intellectual property the entire purchase price was allocated to the intellectual property. The acquired intellectual property has a weighted-average useful life of 5 years. The Company recorded amortization expense related to the acquired intangible assets of $0.9 million for each of the years ended December 31, 2024, 2023 and 2022.

As of December 31, 2024, expected amortization expense relating to purchased intangible assets over the remaining life was as follows (in thousands):

Intangibles
2025	900
2026	825
Total future amortization	$1,725

Note 5. Inventories

Inventories consist of the following (in thousands):

	As of December 31,
	2024	2023
Raw materials	$1,550	$2,178
Work-in-progress	88	136
Finished goods	707	60
Total inventories	$2,345	$2,374

Note 6. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of December 31,
	2024	2023
Computer equipment	$3,121	$2,795
Lab equipment	8,328	7,151
Leasehold improvements	3,374	3,148
Construction in progress	243	1,434
Testing equipment	1,847	1,455
Manufacturing equipment	5,597	4,269
Furniture, fixtures and other equipment	566	458
Total property, plant and equipment	23,076	20,710
Less: accumulated depreciation	(12,744)	(8,596)
Total property, plant and equipment, net	$10,332	$12,114

Depreciation related to property, plant and equipment was $4.6 million, $3.7 million, and $2.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 7. Other current assets

Other current assets consist of the following (in thousands):

	As of December 31,
	2024	2023
Prepaid expenses	$2,287	$2,228
Contract assets	85	140
Vendor deposits	971	1,104
Other current assets	4,418	1,723
Total other current assets	$7,761	$5,195

Note 8. Other non-current assets

Other non-current assets consist of the following (in thousands):

	As of December 31,
	2024	2023
Non-marketable equity investments	$5,000	$5,000
Security deposits	815	1,116
Other non-current assets	2,491	16
Total other non-current assets	$8,306	$6,132

In November 2023, the Company made an investment in 700,440 shares of preferred stock of a private company for a cash consideration of $5.0 million. The Company’s investment in the private company represents less than 1% of total capitalization. The Company neither has significant influence over the private company nor does the investment amount to a controlling financial interest in the private company. The Company elected to apply the measurement alternative, and as such, records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes in orderly transactions. During the fiscal year ended December 31, 2024, the Company did not identify any impairment or observable price changes for this non-marketable equity investment.

Note 9. Other current liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Litigation settlement	$14,000	$—
Deferred revenue	4,001	2,076
Other current liabilities	1,173	448
Total other current liabilities	$19,174	$2,524

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

The Company’s right to request Advances is conditioned upon the Company achieving a minimum of one new passenger auto-original equipment manufacturer (“OEM”) or commercial OEM program award with at least a 50,000 unit volume, the trading price of the common stock being below $15 at the time of the Advance request and other customary conditions. As of December 31, 2024, all conditions to request an Advance under the Facility Agreement were met.

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

In connection with this financing, the Company also paid the entities affiliated with Sylebra, (a) a facility fee in the amount of $2.5 million, (b) an origination fee in the amount of $0.6 million, (c) an administrative fee in the amount of $0.3 million and (d) fees and expenses of Sylebra and its counsel, of approximately $0.4 million. The issuance costs related to the Facility Agreement were expensed as incurred as it failed to meet the equity classification guidance under ASC 815-40, and were deemed to be a derivative asset. The fair value of the derivative asset was not material as of and for the period ended December 31, 2024.

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

As of December 31, 2024, the Company had 3,000,000 Series A Warrants outstanding. The Series A Warrants were issued as consideration for entering into the Facility Agreement as discussed above. Each Series A Warrant is currently exercisable and expires in December 2027. Holders shall not have the right to exercise the Series A Warrants to the extent such person would beneficially own in excess of 19.9% of the Company’s outstanding common stock immediately after giving effect to such exercise.

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

Note 11. Capital Structure

As of December 31, 2024, the Company was authorized to issue up to 422,000,000 shares of common stock, each with a par value of $0.0001 per share.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of December 31, 2024 and December 31, 2023, no shares of preferred stock were issued and outstanding.

Warrants

As of December 31, 2024, the Company had 12,074,876 public warrants and 384,000 private warrants outstanding, exercisable for 2,491,776 shares of common stock. Every five public and private warrant entitles the registered holder to purchase one share of common stock at a price of $57.50 per share. Additionally, the Company also issued 3,000,000 Series A Warrants in connection with the Facility Agreement. Each Series A Warrant entitles the registered holder to purchase one share of common stock at an exercise price of $5.00 per share.

Note 12. Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Year ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(152,261)	$(149,333)	$(147,305)
Net loss attributable per share to common stockholders	(152,261)	(149,333)	(147,305)
Denominator:
Weighted average shares of common stock outstanding – Basic	53,359,685	45,412,155	43,461,579
Dilutive effect of potential common stock	—	—	—
Weighted average shares of common stock outstanding – Diluted	53,359,685	45,412,155	43,461,579
Net loss per share attributable to common stockholders – Basic and Diluted	$(2.85)	$(3.29)	$(3.39)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Year ended December 31,
	2024	2023	2022
Common stock options issued and outstanding	2,370,672	2,414,730	2,686,835
Restricted stock units	6,549,869	5,199,811	2,388,909
Performance-based restricted stock units	1,911,765	1,911,765	—
Common stock warrants	2,491,776	2,491,776	2,491,776
Series A warrants	3,000,000	3,000,000	—
Total	16,324,082	15,018,082	7,567,520

Note 13. Stock-based Compensation

Stock Options

The Company maintains the 2016 Stock Incentive Plan and the 2021 Incentive Award Plan (the “Stock Plans”) under which incentive stock options, non-qualified stock options and RSUs may be granted to employees. Under the Stock Plans, the Company has 1,084,978 shares available for issuance as of December 31, 2024.

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

The fair value of stock option awards was determined on the grant date using the Black-Scholes option-pricing model. No new stock options were granted during the year ended December 31, 2024 and 2023. The assumptions for the Black-Scholes model for options granted during the period ended December 31, 2022 were as follows:

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
(4)
The Company has assumed a dividend yield of zero as they have no plans to declare dividends in the foreseeable future.

The following table summarized the stock option activity and related information under all stock option plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	2,771,692	$1.93	8.27	$140,560
Granted	267,000	15.40	—	—
Exercised	(292,944)	1.19	—	—
Forfeited	(58,913)	2.57	—	—
Outstanding as of December 31, 2022	2,686,835	$3.34	6.77	$11,593
Exercised	(131,444)	1.80	—	—
Forfeited	(140,661)	14.26	—	—
Outstanding as of December 31, 2023	2,414,730	$2.79	5.73	$4,004
Exercised	(43,660)	1.81	—	—
Forfeited	(398)	2.74	—	—
Outstanding as of December 31, 2024	2,370,672	$2.81	4.75	$6,055
Vested and exercisable as of December 31, 2024	2,330,866	$2.61	4.71	$6,055
Vested and expected to vest as of December 31, 2024	2,370,672	$2.81	4.75	$6,055

The intrinsic value of options exercised during years ended December 31, 2024, 2023 and 2022 was $0.1 million, $0.5 million, and $7.2 million, respectively.

As of December 31, 2024, the Company had $0.3 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units (“RSUs”) and Performance-based Restricted Stock Units (“PBRSUs”)

Beginning November 2020, Legacy Aeva granted RSUs and PBRSUs to certain employees and consultants pursuant to its 2016 and 2020 Stock Plans. RSU’s typically vest 25 percent upon the one-year anniversary date from the initial vesting date, with 12.5% vesting on each six-month anniversary date over the following three years. The RSUs are subject to a time-based vesting condition. PBRSUs are subject to a time-based vesting condition and a performance condition tied to the completion of the merger with InterPrivate, both of were required to be satisfied in order for the PBRSUs to be vested and settled for shares of common stock. The performance vesting condition for these PBRSUs were met on March 12, 2021. As a result, these PBRSUs and RSUs vested to the extent the applicable service condition was satisfied as of such date.

In May 2023, the Company granted a total of 1,176,471 PBRSUs pursuant to the 2021 Incentive Award Plan to certain executives that vest on achieving certain operational milestones as defined in the individual grant agreements subject to continued employment through 2025. Stock-based compensation expense is recognized over the expected performance/service achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. If satisfaction of the performance condition is not probable, stock-based compensation cost recognition is deferred until it becomes probable. The Company reassesses the probability as to whether satisfaction of the performance condition is probable on a quarterly basis, and stock-based compensation cost is adjusted based on the portion of the requisite service provided. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest or the performance period lapses. The weighted-average grant date PBRSU fair value of $5.10 per share is determined based upon the market closing price of the Company’s common stock on the date of grant. As of December 31, 2024, the total unrecognized compensation expense related to the performance-based PBRSUs was $2.3 million, which is expected to be amortized over a weighted-average period of 1.0 year.

In May 2023, the Company also granted a total of 735,294 market-based PBRSUs pursuant to the 2021 Incentive Award Plan to certain executives that vest over a multi-year period, upon continue service and when the volume-weighted average price per share (“VWAP Average”) of the Company’s common stock for the preceding 30 consecutive trading days equals or exceeds the target stock price for the indicated year. The Company recognizes stock-based compensation based upon the grant date fair value on an accelerated attribution basis over the requisite service period of the award. Provided that the requisite service is rendered, the total fair value of the market-based PBRSUs at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the achievement of the specified market criteria. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest. The weighted-average grant date fair value of the market-based PBRSUs was $1.40 per share. The Company estimated the fair value of the market-based PBRSUs award on the grant date using the Monte Carlo simulation model with the following assumptions:

Expected term (years)	0.5 - 4.7
Expected volatility	70.9%
Risk-free interest rate	3.29%
Dividend yield	0%
Share price	$5.10

As of December 31, 2024, the total unrecognized compensation expense related to the market-based PBRSUs was $0.6 million, which is expected to be amortized over a weighted-average period of 2.4 years.

The following table summarizes the Company’s RSU activity for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	1,326,172	$50.20
Granted	1,840,011	15.99
Released	(504,365)	43.76
Forfeited	(272,909)	42.27
Outstanding as of December 31, 2022	2,388,909	$26.11
Granted	5,143,160	6.04
Released	(1,205,704)	18.87
Forfeited	(1,126,554)	18.21
Outstanding as of December 31, 2023	5,199,811	$9.65
Granted	4,502,661	3.57
Released	(1,921,646)	10.91
Forfeited	(1,230,957)	7.63
Outstanding as of December 31, 2024	6,549,869	$5.48

The total fair value of restricted stock awards vested for the years ended December 31, 2024, 2023 and 2022, was $6.5 million, $6.2 million, and $8.3 million, respectively.

As of December 31, 2024, the Company had $28.8 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan

In November 2022, the Board and the Company’s stockholders adopted the 2022 Employee Stock Purchase Plan (“ESPP”) under which 1,831,812 shares were authorized for issuance. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deduction with up to 15% of their pre-tax earnings subject to certain Internal Revenue Code limitations. The purchase price of shares is 85% of the lower of the fair market value of the Company’s common stock on the first day of a six-month offering period, or the relevant purchase date. In addition, participants are subject to $25,000 annual purchase restriction. No ESPP shares were purchased during 2024.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Cost of revenue	$279	$965	$1,161
Research and development expenses	16,657	16,760	17,197
General and administrative expenses	5,875	5,131	4,972
Sales and marketing expenses	897	819	917
Total	$23,708	$23,675	$24,247

Stock-based compensation of $38 thousand was capitalized in deferred cost for the year ended December 31, 2022. Stock-based compensation capitalized will be recognized as cost when the related non-recurring service revenue is recognized.

Note 14. Income Taxes

Components of Income Before Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Year ended December 31,
	2024	2023	2022
Domestic	$(152,496)	$(149,540)	$(147,314)
Foreign	406	207	9
Income (loss) before income taxes	$(152,090)	$(149,333)	$(147,305)

Components of Tax Expense

The components of income tax expense are as follows (in thousands):

	Year ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	—	—
Foreign	171	—
Total Current	171	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred	$—	$—

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate of 21% is as follows:

	Year ended December 31,
	2024	2023	2022
U.S. federal provision at statutory rate	21.0%	21.0%	21.0%
Tax credits	2.6%	3.0%	2.7%
Stock-based compensation	(2.2)%	(2.7)%	1.9%
Section 162(m)	(0.7)%	(0.1)%	(0.6)%
Change in valuation allowance	(20.2)%	(19.6)%	(25.1)%
Other	(0.5)%	(1.6)%	0.1%
Effective tax rate	0.0%	0.0%	0.0%

The Company’s effective tax rates differ from the federal statutory rate primarily due to the change in valuation allowance.

Deferred Taxes

The Company’s deferred income tax assets and liabilities as of December 31, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forward	$79,991	$62,346
Tax credits	24,293	18,261
Intangibles	3,535	3,499
Other	(1)	28
Stock-based compensation	1,880	1,998
Lease liability	827	1,542
Research and development costs	47,018	33,341
Fixed assets	37	—
Accruals and reserves	1,384	1,364
Total deferred tax assets before valuation allowance	158,964	122,379
Valuation allowance	(158,121)	(120,779)
Total deferred tax assets	843	1,600
Deferred tax liabilities:
Right of use assets	(843)	(1,528)
Fixed assets	—	(72)
Total deferred tax liabilities	(843)	(1,600)
Net deferred tax assets (liabilities)	$—	$—

The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the losses the Company generated in the current and prior years; the Company believes it is not more likely than not that all of the deferred tax assets can be realized. Accordingly, the Company established and recorded a full valuation allowance on its net deferred tax assets of $158.1 million as of December 31, 2024 and a net valuation allowance on its deferred tax assets of $120.8 million as of December 31, 2023. The valuation allowance increased by $37.3 million for the year ended December 31, 2024.

As a result of the Tax Cuts and Jobs Act (the “Tax Act”), foreign accumulated earnings that were subject to the mandatory transition tax as of December 31, 2017, can be repatriated to the U.S. without incurring further U.S. federal tax. The Tax Act moves towards a modified territorial tax system through the provision of a 100% dividend received deduction for the foreign-source portions of dividends received from controlled foreign subsidiaries. As a result, the Company continues to evaluate the indefinite reinvestment assertions with regards to unremitted earnings for our foreign subsidiaries. As of December 31, 2024 the total undistributed earnings of the Company’s foreign subsidiaries were approximately $0.2 million. The Company has asserted its intention to indefinitely reinvest the undistributed earnings of foreign subsidiaries. The unrecognized deferred tax liability on the portion of the undistributed earnings considered indefinitely reinvested is not material.

As of December 31, 2024, the Company had $308.7 million of U.S. federal and $230.5 million of state net operating loss carryforwards available to reduce future taxable income, of which $305.5 million will be carried forward indefinitely for U.S. federal tax purposes and the remainder of losses will expire beginning in 2036 for federal and 2031 for state tax purposes.

The Company also has federal and California research and development tax credit carryforwards of $27.7 million and $18.0 million, respectively. The federal research credit carryforwards will expire in 2036 and California research credits can be carried forward indefinitely.

The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company has completed analysis as of December 31, 2024 and doesn’t expect any net operating loss carryforwards or tax credit carryforwards to expire due to a limitation.

Unrecognized Tax Benefits

The Company accrues for uncertain tax positions identified, which are not deemed more likely than not to be sustained if challenged, and recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company has not accrued any interest on uncertain tax benefits associated with unrecognized tax benefits and had immaterial cumulative interest and penalties as of December 31, 2024, 2023 and 2022.

The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year ended December 31,
	2024	2023	2022
Unrecognized tax benefits as of the beginning of the year	$13,809	$8,872	$4,702
Increase related to prior year tax provisions	111	—	(100)
Decrease related to prior year tax provisions	—	—	—
Increase related to current year tax provisions	4,397	4,937	4,270
Statue lapse	—	—	—
Unrecognized tax benefits as of the end of the year	$18,317	$13,809	$8,872

There are no amounts included in the balance of unrecognized tax benefits as of December 31, 2024, 2023 and 2022, that, if recognized, would affect the effective tax rate.

The Company’s major tax jurisdictions are the United States, various states and India. Due to the net operating loss carryforward since inception, all tax years are open for examination. There have been no examinations of the Company’s income tax returns by any tax authority.

Note 15. Commitments and Contingencies

Leases

The weighted-average remaining lease terms were 1.2 years and 2.0 years as of December 31, 2024 and 2023, respectively. The weighted-average discount rates were 6.04% as of December 31, 2024 and 2023, respectively. Operating lease costs for the year ended December 31, 2024, 2023 and 2022, were $3.8 million, $3.7 million, and $3.3 million, respectively.

Short-term lease costs for the years ended December 31, 2024 and 2023, were $0.1 million and $0.1 million, respectively.

Variable lease costs for the years ended December 31, 2024 and 2023, were $0.6 million and $0.5 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2024 (in thousands):

Operating Leases
2025	$3,157
2026	729
Total minimum lease payments	3,886
Less: imputed interest	(127)
Total lease liability	$3,759

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

Litigation – other matters

On March 7, 2024, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against InterPrivate Acquisition Management LLC, InterPrivate LLC, and former directors and officers of IPV. The lawsuit was captioned Louis Smith v. Ahmed M. Fattouh, et al., No. 2024-0221 (Del. Ch.), and later as No. 1:24-cv-00484 (D. Del.) following its removal to federal court. On June 3, 2024, a second putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against IPV and Soroush Salehian and Mina Rezk (collectively, the “Delaware Stockholder Litigation”). The lawsuit is captioned Todd Katz v. Ahmed M. Fattouh et al., No. 2024-0598 (Del. Ch.). Among other remedies, the complaints seek damages and attorneys’ fees and costs. In connection with the Business Combination, the Company agreed to assume certain indemnification obligations to IPV’s former directors and officers.

On July 2, 2024, the Company and the parties to the Delaware Stockholder Litigation entered into a term sheet, and on December 6, 2024 entered into a formal settlement agreement, which will be subject to court approval, to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, the Company has agreed to pay a total settlement cost of $14.0 million in exchange for a release of all claims related to the business combination and expects to recover $2.5 million from an insurance carrier. The settlement is being paid pursuant to the Company’s indemnification obligations and from available director and officer insurance policies.

As of December 31, 2024, the Company has accrued a contingent liability of $14.0 million in other current liabilities on the accompanying consolidated balance sheets in connection with the settlement of the Delaware Stockholder Litigation, and a $2.5 million insurance recovery in other current assets on the accompanying consolidated balance sheets. The Company has also incurred legal expenses in connection with the Delaware Stockholder Litigation, which have been expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

Note 16. Segment Information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision-maker (“CODM”), consisting of the Company’s chief executive officer and the Company’s chief technology officer as a group, in deciding how to allocate resources and assess the Company’s financial and operational performance. In addition, the Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. As a result, the Company has determined that the Company’s business operates in a single operating segment. The CODM uses net loss as the measure of profit and loss to allocate resources and assess performance. The CODM regularly reviews net loss as reported on the Company's consolidated statements of operations. Financial forecasts and budget to actual results used by the CODM to assess performance and allocate resources, as well as those used for strategic decisions related to headcount and capital expenditures are also reviewed on a consolidated basis. The CODM considers the impact of the significant segment expenses in the table below on net loss.

The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than as presented in the Company's consolidated balance sheets.

The table below presents the Company's consolidated operating results including segment expenses (in thousands):

	Year ended December 31,
	2024	2023	2022
Net revenues	$9,065	$4,312	$4,192
Less:
Stock-based compensation expense (1)	23,708	23,675	24,247
Cost of revenue (excluding 1)	12,576	9,233	7,286
Research and development expenses (excluding 1)	86,010	85,743	92,390
General and administrative expenses (excluding 1)	27,384	26,630	26,098
Selling and marketing expenses (excluding 1)	6,259	6,819	6,126
Litigation settlement, net	11,500	—	—
Loss from Operations	(158,372)	(147,788)	(151,955)
Financing charges (2)	—	(3,788)	—
Fair value at issuance of Series A warrants (3)	—	(6,500)	—
Change in fair value of warrant liabilities (4)	(1,486)	(182)	970
Interest income	7,712	8,925	3,707
Other income (expense), net (excluding 2,3 and 4)	56	—	(27)
Income tax provision	(171)	—	—
Net loss	$(152,261)	$(149,333)	$(147,305)

Revenues from External Customers

Revenues from customers outside the United States were 14%, 35%, and 29% of total revenues for the fiscal years ended December 31, 2024, 2023 and 2022, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region (in thousands):

	Year Ended December 31,
	2024	2023
North America	$6,645	$8,675
Asia	3,687	3,154
EMEA	—	285
Total	$10,332	$12,114

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the quarter ended December 31, 2024, the following directors and officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On December 16, 2024, Soroush Salehian, our Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Salehian’s Rule 10b5-1 Trading Plan provides for the sale of up to 900,000 shares of our Common Stock from the third business day after filing of the annual report on Form 10-K for the year ended December 31, 2024, until January 10, 2026, or earlier if all transactions under the Rule 10b5-1 Trading Plan are completed.

On December 16, 2024, Mina Rezk, our Chief Technology Officer and Chairman of our Board of Directors, adopted a Rule 10b5-1 Trading Plan. Mr. Rezk’s Rule 10b5-1 Trading Plan provides for the sale of up to 1,000,000 shares of our Common Stock from April 19, 2025 until January 10, 2026, or earlier if all transactions under the Rule 10b5-1 Trading Plan are completed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024 (the “Proxy Statement”).

Our Board has adopted a Code of Business Conduct and Ethics (the “Code”). The Code applies to all of our employees, officers, and directors. The full text of our Code of Conduct is posted on the investor relations page of our website at https://investors.aeva.com/governance-documents. We intend to disclose future amendments to, or waivers of, the Code, as and to the extent required by SEC regulations, at the same location on our website identified above or in public filings.

Our Board has adopted an Insider Trading Policy applicable to trading in the Company’s securities. The Insider Trading Policy applies to all directors, officers, employees, and Aeva may deem that the Insider Trading Policy applies to additional persons with access to material non-public information, such as consultants and independent contractors. The full text of our Insider Trading Policy can be found in Exhibit 19 to this report.

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

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Aeva Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on March 18, 2024).

3.3	Amended and Restated By-laws of Aeva Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed by the Registrant on January 24, 2020).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by the Registrant on January 24, 2020).

4.3

Warrant Agreement, dated February 3, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on February 6, 2020).

4.4*	Description of Registrant's Securities.

4.5

Shareholder Agreement, dated as of September 27, 2022, by and among the Company and investment entities affiliated with Sylebra Capital Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 30, 2022).

4.6

Registration Rights Agreement, dated as of November 8, 2023, by and among investment entities affiliated with Sylebra Capital Limited and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on November 8, 2023).

4.7

Shareholder Agreement, dated as of November 8, 2023, by and among the Company and investment entities affiliated with Sylebra Capital Limited (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on November 8, 2023).

10.1

Standby Equity Purchase Agreement, dated as of November 8, 2023 by and among the Company and investment entities affiliated with Sylebra Capital Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 8, 2023).

10.2

Amendment to Standby Equity Purchase Agreement dated as of September 5, 2024 by and among the Company and investment entities affiliated with Sylebra Capital Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on November 7, 2024).

10.3

Stockholders Agreement, dated as of March 12, 2021, by and among the Company and certain stockholders of the Company named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

10.4	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4/A filed by the Registrant on January 13, 2021).

10.5#	Aeva, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

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

10.8#	Aeva, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

10.9#

Employment Agreement by and between Aeva Technologies, Inc. and Soroush Salehian Dardashti dated May 27, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 27, 2022).

10.10#

Employment Agreement by and between Aeva Technologies, Inc. and Mina Rezk dated May 27, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 27, 2022).

10.11#

Employment Agreement by and between Aeva Technologies, Inc. and Saurabh Sinha dated May 27, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 27, 2022).

10.12#	Aeva Technologies, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

10.13#

Form of Stock Option Award Agreement under Aeva Technologies, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

10.14#

Form of Restricted Stock Purchase Award Agreement under Aeva Technologies, Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

10.15#	Aeva Technologies, Inc. Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 10, 2023).

10.16#

Amendment to the Aeva Technologies, Inc. 2021 Incentive Award Plan (filed as Annex A to the Registrant’s Proxy Statement filed previously with the Commission on October 4, 2022 and incorporated by reference herein).

10.17#

Aeva Technologies, Inc. 2022 Employee Stock Purchase Plan (filed as Annex B to the Registrant’s Proxy Statement filed previously with the Commission on October 4, 2022 and incorporated by reference herein.)

19.1*	Insider Trading Policy

21.1*	List of subsidiaries of Aeva Technologies, Inc.

23.1*	Consent of Deloitte & Touche LLP independent registered accounting firm for Aeva Technologies, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Incentive Compensation Clawback Policy
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File ((formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

† Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California, on March 20, 2025.

AEVA TECHNOLOGIES, INC.

By:	/s/ Soroush Salehian Dardashti
Name:	Soroush Salehian Dardashti
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Soroush Salehian Dardashti Soroush Salehian Dardashti	Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2025

/s/ Saurabh Sinha Saurabh Sinha	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2025

/s/ Mina Rezk Mina Rezk	President, Chief Technology Officer and Director	March 20, 2025

/s/ Stefan Sommer Stefan Sommer	Director	March 20, 2025

/s/ Hrach Simonian Hrach Simonian	Director	March 20, 2025

/s/ Christopher Eberle Christopher Eberle	Director	March 20, 2025

/s/ Erin Polek	Director	March 20, 2025
Erin Polek

/s/ Stephen Zadesky	Director	March 20, 2025
Stephen Zadesky