Form 10-Q
period 2025-03-31
Aeva Technologies, Inc.
filed 2025-05-15
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 55,022,644 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding future events and our future results that are subject to the safe harbors created under the Securities Act and the Exchange Act. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “goal,” “plan,” “intend,” “expect,” “seek”, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$21,211	$28,864
Marketable securities	59,785	83,143
Accounts receivable	775	1,187
Inventories	3,882	2,345
Other current assets	6,127	7,761
Total current assets	91,780	123,300
Operating lease right-of-use assets	2,924	3,826
Property, plant and equipment, net	12,339	10,332
Intangible assets, net	1,500	1,725
Other noncurrent assets	6,006	8,306
Total assets	$114,549	$147,489
Liabilities and stockholders' equity
Accounts payable	$3,965	$5,453
Accrued liabilities	4,585	5,710
Accrued employee costs	4,712	5,783
Lease liability, current portion	2,634	3,039
Other current liabilities	16,008	19,174
Total current liabilities	31,904	39,159
Lease liability, noncurrent portion	175	720
Warrant liability	13,658	8,258
Total liabilities	45,737	48,137
Commitments and contingencies (Note 15)
Convertible preferred stock $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 54,949 and 54,140 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	715,541	711,160
Accumulated other comprehensive income (loss)	(7)	47
Accumulated deficit	(646,728)	(611,861)
Total stockholders' equity	68,812	99,352
Total liabilities and stockholders' equity	$114,549	$147,489

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Revenue	$3,368	$2,107
Cost of revenue	3,058	3,499
Gross profit (loss)	310	(1,392)
Operating expenses:
Research and development expenses	21,569	25,012
General and administrative expenses	7,217	8,411
Selling and marketing expenses	1,942	2,529
Total operating expenses	30,728	35,952
Operating loss	(30,418)	(37,344)
Interest income	1,007	2,457
Other income (expense), net	(5,399)	(439)
Loss before income taxes	(34,810)	(35,326)
Income tax provision	57	—
Net loss	$(34,867)	$(35,326)
Unrealized loss on available-for-sale securities, net of tax	(54)	(161)
Total comprehensive loss	$(34,921)	$(35,487)
Net loss per share, basic and diluted	$(0.64)	$(0.67)
Weighted-average shares used in computing net loss per share, basic and diluted	54,750,088	52,742,725

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2024	54,139,560	$6	$711,160	$47	$(611,861)	$99,352
Share-based compensation	—	—	4,564	—	—	4,564
Issuance of common stock upon exercise of stock options	273	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	857,209	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(47,758)	—	(183)	—	—	(183)
Unrealized loss on available-for-sale securities	—	—	—	(54)	—	(54)
Net loss		—	—	—	(34,867)	(34,867)
Balance as of March 31, 2025	54,949,284	$6	$715,541	$(7)	$(646,728)	$68,812

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2023	52,388,961	$5	$688,124	$(87)	$(459,600)	$228,442
Share-based compensation	—	—	5,261	—	—	5,261
Issuance of common stock upon exercise of stock options	28,227	—	39	—	—	39
Issuance of common stock upon release of restricted stock units	423,869	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(25,286)	—	(55)	—	—	(55)
Unrealized loss on available-for-sale securities	—	—	—	(161)	—	(161)
Net loss	—	—	—	—	(35,326)	(35,326)
Balance as of March 31, 2024	52,815,771	$5	$693,369	$(248)	$(494,926)	$198,200

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(34,867)	$(35,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,388	1,345
Impairment of inventories	33	465
Change in fair value of warrant liabilities	5,400	437
Stock-based compensation	4,564	5,261
Amortization of right-of-use assets	902	845
Amortization of premium and accretion of discount on available-for-sale securities, net	(477)	(1,087)
Changes in operating assets and liabilities:
Accounts receivable	412	(350)
Inventories	(1,570)	(251)
Other current assets	1,634	312
Other noncurrent assets	(192)	70
Accounts payable	(2,454)	(89)
Accrued liabilities	(378)	(10)
Accrued employee costs	(1,071)	(3,600)
Lease liability	(950)	(866)
Other current liabilities	(3,166)	1,882
Net cash used in operating activities	(30,792)	(30,962)
Cash flows from investing activities:
Purchase of property, plant and equipment	(459)	(1,648)
Purchase of available-for-sale securities	(15,969)	(38,881)
Proceeds from maturities of available-for-sale securities	39,750	62,565
Net cash provided by investing activities	23,322	22,036
Cash flows from financing activities:
Payments of taxes withheld on net settled vesting of restricted stock units	(183)	(55)
Proceeds from exercise of stock options	—	39
Net cash provided by (used in) financing activities	(183)	(16)
Net decrease in cash and cash equivalents	(7,653)	(8,942)
Beginning cash and cash equivalents	28,864	38,547
Ending cash and cash equivalents	$21,211	$29,605
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$35	$—
Supplemental disclosures of non-cash investing and financing activities:
Unpaid property, plant and equipment purchases	$1,055	$—

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

The Company’s common stock and warrants are listed on the Nasdaq Global Select Market under the symbols “AEVA” and "AEVAW", respectively.

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

These condensed consolidated financial statements and other information presented in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.

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

The Company has funded its operations primarily through the business combination with InterPrivate Acquisition Corp. (the Company’s predecessor, which was originally incorporated in Delaware as a special purpose acquisition company (“IPV”)), on March 12, 2021 (the “Business Combination”) and issuances of stock. As of March 31, 2025, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $81.0 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $646.7 million as of March 31, 2025. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents, marketable securities, and the Standby Equity Purchase Agreement (the “Facility Agreement,” Note 10) will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

As of March 31, 2025, four customers accounted for 31%, 19%, 16%, and 10% of accounts receivable, respectively. As of December 31, 2024, five customers accounted 18%, 16%, 13%, 11% and 10% of accounts receivable, respectively. As of March 31, 2025, two vendors accounted for 28% and 11% of the accounts payable, respectively. As of December 31, 2024, one vendor accounted for 40% of the accounts payable.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. Upon adoption the Company will be required to disclose additional specified categories in the rate reconciliation in both percentage and dollar amounts. The Company will also be required to disclose the amount of income taxes paid disaggregated by jurisdiction, among other disclosure requirements. The standard is effective annual periods beginning January 1, 2025, the Company is currently assessing the effect that the updated standard will have on the condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03 “Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)” to improve the disclosures about an entity’s expenses. Upon adoption, we will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for our 2027 annual period, and our interim periods beginning in 2028, with early adoption permitted. The standard can be applied either prospectively or retrospectively. The Company is currently evaluating the potential effect that the updated standard will have on the condensed consolidated financial statements and related disclosures.

Note 2. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the three months ended March 31, 2025 and 2024, based on the disaggregation criteria described above were as follows (in thousands):

	Three Months Ended March 31,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$3,157	94%	$1,674	79%
EMEA	52	2%	229	11%
Asia	159	5%	204	10%
Total	$3,368	100%	$2,107	100%

Revenue by timing of recognition:
Recognized at a point in time	$2,481	74%	$1,714	81%
Recognized over time	887	26%	393	19%
Total	$3,368	100%	$2,107	100%

The revenue recognized at a point in time was related to product revenue and revenue recognized over time was from non-recurring engineering services.

For the three months ended March 31, 2025, two customers accounted for 59% and 19% of the Company’s revenue, respectively. For the three months ended March 31, 2024, two customers accounted for 39% and 36% of the Company’s revenue, respectively.

Contract Assets and Contract Liabilities

As of March 31, 2025 and December 31, 2024, the Company had contract assets of $0.1 million recognized in other current assets. As of March 31, 2025, and December 31, 2024, the Company had contract liabilities of $1.1 million and $4.0 million, respectively, included in other current liabilities.

Remaining Performance Obligations

As of March 31, 2025, the total amount of the transaction price allocated to unsatisfied performance obligations for contracts with an original duration greater than one year was $47.3 million, of which approximately 15% is expected to be recognized as revenue over the next 12 months, and the remainder thereafter. Total revenue estimates are based on negotiated contract prices and demand quantities, and could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. Accordingly, the actual revenue recognized for the remaining performance obligation in future periods may significantly fluctuate from these estimates.

Note 3. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy:

	March 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$12,311	$—	$—	$12,311	$12,311	$—

Level 1
Money market funds	5,404	—	—	5,404	5,404	—

Level 2
U.S. Agency securities	17,618	2	(3)	17,617	—	17,617
U.S. Treasury securities	4,149	—	(1)	4,148	—	4,148
Commercial paper	19,741	3	(4)	19,740	3,496	16,244
Corporate bonds	21,780	5	(9)	21,776	—	21,776
Subtotal	63,288	10	(17)	63,281	3,496	59,785
Total assets	$81,003	$10	$(17)	$80,996	$21,211	$59,785

Liabilities
Level 3
Warrant liabilities	—	—	—	13,658	—	—
Total liabilities	$—	$—	$—	$13,658	$—	$—

	December 31, 2024
	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$14,237	$—	$—	$14,237	$14,237	$—

Level 1
Money market funds	10,645	—	—	10,645	10,645	—

Level 2
U.S. Government securities	17,492	14	(2)	17,504	—	17,504
U.S. Treasury securities	10,957	6	—	10,963	2,000	8,963
Commercial paper	12,711	9	(4)	12,716	1,982	10,734
Corporate bonds	45,918	31	(7)	45,942	—	45,942
Subtotal	87,078	60	(13)	87,125	3,982	83,143
Total assets	$111,960	$60	$(13)	$112,007	$28,864	$83,143

Liabilities
Level 3
Warrant liabilities	—	—	—	8,528	—	—
Total liabilities	$—	$—	$—	$8,528	$—	$—

The fair value of the private placement warrants and Series A warrant liabilities is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liabilities, the Company used the Black-Scholes option-pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate, and dividend yield.

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	March 31, 2025	December 31, 2024
Fair value, beginning balance	$8,258	$6,772
Change in the fair value of Series A warrants included in other income (expense), net	5,400	1,500
Change in the fair value of private placement warrants included in other income (expense), net	—	(14)
Fair value, closing balance	$13,658	$8,258

The key inputs into the Black-Scholes option pricing model for the private placement warrants were as follows for the relevant periods:

	March 31, 2025	December 31, 2024
Expected term (years)	1.0	1.2
Expected volatility	92.5%	90.0%
Risk-free interest rate	3.87%	4.21%
Dividend yield	0%	0%
Exercise Price	$57.50	$57.50

The key inputs into the Black-Scholes option pricing model for the Series A warrants were as follows for the relevant periods:

	March 31, 2025	December 31, 2024
Expected term (years)	2.7	3.0
Expected volatility	92.5%	90.0%
Risk-free interest rate	3.89%	4.23%
Dividend yield	0%	0%
Exercise Price	$5.00	$5.00

Note 4. Acquisition of Intangible Assets

As of March 31, 2025, expected amortization expense relating to purchased intangible assets was as follows (in thousands):

Remainder of 2025	$675
2026	825
Total future amortization	$1,500

The Company recorded amortization expense related to the acquired intangible assets of $0.2 million for each of the three months ended March 31, 2025 and 2024.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$1,753	$1,550
Work-in-progress	716	88
Finished goods	1,413	707
Total inventories	$3,882	$2,345

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Computer equipment	$3,127	$3,121
Lab equipment	8,345	8,328
Leasehold improvements	3,380	3,374
Construction in progress	3,419	243
Testing equipment	1,662	1,847
Manufacturing equipment	5,742	5,597
Furniture, fixtures and other equipment	571	566
Total property, plant and equipment	$26,246	$23,076
Less: accumulated depreciation	(13,907)	(12,744)
Total property, plant and equipment, net	$12,339	$10,332

Depreciation related to property, plant, and equipment was $1.2 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.

Note 7. Other current assets

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid expenses	$2,108	$2,287
Contract assets	85	85
Vendor deposits	557	971
Other current assets	3,377	4,418
Total other current assets	$6,127	$7,761

Note 8. Other non-current assets

Other non-current assets consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Non marketable equity investments	$5,000	$5,000
Security deposit	815	$815
Other non-current assets	191	2,491
Total other non-current assets	$6,006	$8,306

In November 2023, the Company made an investment in 700,440 shares of preferred stock of a private company for a cash consideration of $5.0 million, which is classified as non-marketable equity investment. The Company’s investment in the private company represents less than 1% of total capitalization. The Company neither has significant influence over the private company nor does the investment amount to a controlling financial interest in the private company. The Company elected to apply the measurement alternative, and as such, records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes in orderly transactions. During the period ended March 31, 2025, the Company did not identify any impairment or observable price changes for this non-marketable equity investment.

Note 9. Other current liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Litigation settlement	$14,000	$14,000
Deferred revenue	1,114	4,001
Other current liabilities	894	1,173
Total other current liabilities	$16,008	$19,174

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

The Company’s right to request Advances is conditioned upon the Company achieving a minimum of one new passenger auto-original equipment manufacturer (“OEM”) or commercial OEM program award with at least a 50,000 unit volume, the trading price of the common stock being below $15 at the time of the Advance request and other customary conditions. As of March 31, 2025, all conditions to request an Advance under the Facility Agreement were met.

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

In connection with this financing, the Company also paid the entities affiliated with Sylebra, (a) a facility fee in the amount of $2.5 million, (b) an origination fee in the amount of $0.6 million, (c) an administrative fee in the amount of $0.3 million and (d) fees and expenses of Sylebra and its counsel, of approximately $0.4 million. The issuance costs related to the Facility Agreement were expensed as incurred as it failed to meet the equity classification guidance under ASC 815-40, and were deemed to be a derivative asset. The fair value of the derivative asset was not material as of and for the period ended March 31, 2025.

In addition, upon receipt of stockholder approval in December 2023, the Company issued to Sylebra 3,000,000 Series A Warrants to purchase shares of common stock at an exercise price of $5.00. The Company analyzed the Series A Warrants and determined that they are freestanding and do not exhibit any of the characteristics within ASC 480, and as such do not meet the characteristics of a liability under ASC 480. However, Series A Warrants do not meet all requirements for equity classification under ASC 815, and therefore are classified as a liability on the Company’s condensed consolidated balance sheets.

As of March 31, 2025, the Company had 3,000,000 Series A Warrants outstanding. The Series A Warrants were issued as consideration for entering into the Facility Agreement as discussed above. Each Series A Warrant is currently exercisable and expires in December 2027. Holders shall not have the right to exercise the Series A Warrants to the extent such person would beneficially own in excess of 19.9% of the Company’s outstanding common stock immediately after giving effect to such exercise.

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

Note 11. Capital Structure

As of March 31, 2025, the Company was authorized to issue up to 422,000,000 shares of common stock, each with a par value of $0.0001 per share.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, no shares of preferred stock were issued and outstanding.

Warrants

As of March 31, 2025, the Company had 12,074,876 public warrants and 384,000 private warrants outstanding, exercisable for 2,491,776 shares of common stock. Every five public and private warrant entitles the registered holder to purchase one share of common stock at a price of $57.50 per share. Additionally, the Company also issued 3,000,000 Series A Warrants in connection with the Facility Agreement. Each Series A Warrant entitles the registered holder to purchase one share of common stock at an exercise price of $5.00 per share.

Note 12. Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(34,867)	$(35,326)

Denominator:
Weighted average shares of common stock outstanding — Basic and Diluted	54,750,088	52,742,725
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.64)	$(0.67)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Common stock options issued and outstanding	2,370,399	2,386,503
Restricted stock units	5,404,916	5,484,398
Performance-based restricted stock units	1,911,765	1,911,765
Common stock warrants	2,491,776	2,491,776
Series A warrants	3,000,000	3,000,000
Total	15,178,856	15,274,442

Note 13. Stock-based Compensation

Stock Options

The Company maintains the 2016 Stock Incentive Plan and the 2021 Incentive Award Plan (the “Stock Plans”) under which incentive stock options, non-qualified stock options and restricted stock units (“RSU”) may be granted to employees. Under the Stock Plans, the Company has 4,076,200 shares available for issuance as of March 31, 2025.

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

A summary of the Company’s stock option activity, for the three months ended March 31, 2025, was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	2,370,672	$2.81	4.75	$6,055
Granted	—	—	—	—
Exercised	(273)	2.73	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2025	2,370,399	$2.81	4.51	$11,058
Vested and exercisable as of March 31, 2025	2,339,779	$2.65	4.47	$11,058
Vested and expected to vest as of March 31, 2025	2,370,399	$2.81	4.51	$11,058

There were no options granted during the three months ended March 31, 2025. As of March 31, 2025, the Company had $0.2 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 0.7 years.

Restricted Stock Units and Performance-based Restricted Stock Units (“PBRSUs”)

Beginning November 2020, the Company granted RSUs and PBRSUs to certain employees and consultants pursuant to its 2016 and 2020 Stock Plans. RSUs typically vest 25 percent upon the one-year anniversary date from the initial vesting date, with 12.5% vesting on each six-month anniversary date over the following three years. The RSUs are subject to time-based vesting conditions. PBRSUs are subject to a time-based vesting condition and a performance condition or market condition.

In May 2023, the Company granted a total of 1,176,471 PBRSUs pursuant to the 2021 Incentive Award Plan to certain executives that vest on achieving certain operational milestones as defined in the individual grant agreements subject to continued employment through 2025. Stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. If satisfaction of the performance condition is not probable, stock-based compensation cost recognition is deferred until it becomes probable. The Company reassesses the probability as to whether satisfaction of the performance condition is probable on a quarterly basis, and stock-based compensation cost is adjusted based on the portion of the requisite service provided. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest or the performance period lapses. The weighted-average grant date PBRSU fair value of $5.10 per share is determined based upon the market closing price of the Company’s common stock on the date of grant. As of March 31, 2025, the total unrecognized compensation expense related to the performance-based PBRSUs was $1.7 million, which is expected to be amortized over a weighted-average period of 0.7 years.

In May 2023, the Company also granted a total of 735,294 market-based PBRSUs pursuant to the 2021 Incentive Award Plan to certain executives that vest over a multi-year period, upon continued service and when the volume-weighted average price per share (“VWAP Average”) of the Company’s common stock for the preceding 30 consecutive trading days equals or exceeds the target stock price for the indicated year. The Company recognizes stock-based compensation based upon the grant date fair value on an accelerated attribution basis over the requisite service period of the award. Provided that the requisite service is rendered, the total fair value of the market-based PBRSUs at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the achievement of the specified market criteria. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest. The weighted-average grant date fair value of the market-based PBRSUs was $1.40 per share. The Company estimated the fair value of the market-based PBRSUs award on the grant date using the Monte Carlo simulation model with the following assumptions:

Expected term (years)	0.5 - 4.7
Expected volatility	70.9%
Risk-free interest rate	3.29%
Dividend yield	0%
Share price	$5.10

As of March 31, 2025, the total unrecognized compensation expense related to the market-based PBRSUs was $0.5 million, which is expected to be amortized over a weighted-average period of 2.2 years.

The following table summarizes the Company's RSU activity (excluding PBRSUs) for the three months ended March 31, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	6,549,869	$5.48
Granted	271,682	6.38
Released	(860,709)	6.98
Forfeited	(555,926)	5.14
Outstanding as of March 31, 2025	5,404,916	$5.32

As of March 31, 2025, the Company had $24.0 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted-average period of 2.4 years.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$31	$102
Research and development expenses	2,977	3,989
General and administrative expenses	1,376	907
Sales and marketing expenses	180	263
Total	$4,564	$5,261

Note 14. Income Taxes

There is no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2025, the Company recognized a $0.1 million provision for income taxes related to foreign operations.

The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company has completed an analysis as of December 31, 2024 and does not expect any net operating loss carryforwards or tax credit carryforwards to expire due to a limitation.

Note 15. Commitments and Contingencies

Leases

The weighted-average remaining lease terms were 1.0 year and 1.2 years as of March 31, 2025 and December 31, 2024, respectively. The weighted-average discount rate was 6.04% as of March 31, 2025 and December 31, 2024, respectively. Operating lease cost for the three months ended March 31, 2025, and 2024, was $1.0 million and $1.0 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2025 (in thousands):

Operating Leases
Remainder of 2025	$2,153
2026	729
Total minimum lease payments	2,882
Less: imputed interest	(73)
Total lease liability	$2,809

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

On July 2, 2024, the Company and the parties to the Delaware Stockholder Litigation entered into a term sheet, and on December 6, 2024 entered into a formal settlement agreement, which will be subject to court approval, to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, the Company has agreed to pay a total settlement cost of $14.0 million in exchange for a release of all claims related to the business combination and expects to recover $2.5 million from an insurance carrier. The settlement is being paid pursuant to the Company’s indemnification obligations and from available director and officer insurance policies

As of March 31, 2025, the Company has accrued a contingent liability of $14.0 million in other current liabilities on the accompanying condensed consolidated balance sheets in connection with the settlement of the Delaware Stockholder Litigation, and a $2.5 million insurance recovery in other current assets on the accompanying condensed consolidated balance sheets. The Company has also incurred legal expenses in connection with the Delaware Stockholder Litigation, which have been expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Note 16. Segment Information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision-maker (“CODM”), consisting of the Company’s chief executive officer and the Company’s chief technology officer as a group, in deciding how to allocate resources and assess the Company’s financial and operational performance. In addition, the Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. As a result, the Company has determined that the Company’s business operates in a single operating segment. The CODM uses net loss as the measure of profit and loss to allocate resources and assess performance. The CODM regularly reviews net loss as reported on the Company's condensed consolidated statements of operations. Financial forecasts and budget to actual results used by the CODM to assess performance and allocate resources, as well as those used for strategic decisions related to headcount and capital expenditures are also reviewed on a consolidated basis. The CODM considers the impact of the significant segment expenses in the table below on net loss.

The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than as presented in the Company's condensed consolidated balance sheets.

The table below presents the Company's consolidated operating results including segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Net revenues	$3,368	$2,107
Less:
Stock-based compensation expense (1)	4,564	5,261
Cost of revenue (excluding 1)	3,027	3,397
Research and development expenses (excluding 1)	18,592	21,023
General and administrative expenses (excluding 1)	5,841	7,504
Selling and marketing expenses (excluding 1)	1,762	2,266
Loss from Operations	(30,418)	(37,344)
Change in fair value of warrant liabilities (2)	(5,400)	(437)
Interest income	1,007	2,457
Other income (expense), net (excluding 2)	1	(2)
Income tax provision	(57)	—
Net loss	$(34,867)	$(35,326)

Revenues from External Customers

Revenues from customers outside the United States were 7% and 21% of total revenues for the three months ended March 31, 2025 and March 31, 2024 respectively.

Long-Lived Assets

The following table sets forth the Company’s property, plant, and equipment, net by geographic region (in thousands):

	March 31,	December 31,
	2025	2024
North America	$8,920	$6,645
Asia	3,419	3,687
Total	$12,339	$10,332

Note 17. Subsequent Event

On May 13, 2025, the Company entered into a subscription agreement (the “Subscription Agreement”) with a certain accredited investor (the “Investor”) pursuant to which the Company agreed to sell and issue to the Investor in a private placement (the “Offering”) an aggregate of 3,509,719 shares of common stock of the Company, par value $0.0001 at a price of $9.26 per share, for aggregate gross proceeds of approximately $32.5 million. The purchase price is approximately equal to the volume weighted average price (the “VWAP”) of the common stock for the seven trading days ended May 9, 2025. However, in the event that the VWAP calculated for ten (10) days immediately preceding the Record Date is less than $7.41, the price per share shall be equal to such VWAP calculated for ten (10) days immediately preceding the Record Date; provided, further that the price per share shall be no less than such amount that would render the Investor as holder of more than 9.9% of the Company stock. The “Record Date” shall mean the earlier of (a) two months after the signing of the Subscription Agreement, or (b) the date the closing conditions have been completed. The Offering is expected to close upon completion of customary closing conditions, including regulatory approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of Aeva’s results of operations and financial condition should be read in conjunction with the information set forth in the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon Aeva’s current expectations, estimates, and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) under the heading “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Unless the context otherwise requires, all references in this section to “we,” “our,” “us” “the Company” or “Aeva” refer to the business of Aeva Technologies, Inc., a Delaware corporation, and its subsidiaries.

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

Key Factors Affecting Aeva’s Operating Results

We believe that Aeva's future performance and success depends to a substantial extent on our ability to capitalize opportunities, which in turn is subject to significant risks and challenges, including those discussed in Part I, Item 1A of the 2024 Form 10-K under the heading “Risk Factors.”

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

Comparison of the Three Months Ended March 31, 2025, and 2024

The following table sets forth Aeva’s results of operations data for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change $	Change %
	(in thousands, except percentages)
Revenue	$3,368	$2,107	$1,261	60%
Cost of revenue	3,058	3,499	(441)	(13)%
Gross profit (loss)	310	(1,392)	1,702	(122)%
Operating expenses:
Research and development expenses	21,569	25,012	(3,443)	(14)%
General and administrative expenses	7,217	8,411	(1,194)	(14)%
Selling and marketing expenses	1,942	2,529	(587)	(23)%
Total operating expenses	30,728	35,952	(5,224)	(15)%
Loss from operations	(30,418)	(37,344)	6,926	(19)%
Interest income	1,007	2,457	(1,450)	(59)%
Other income (expense), net	(5,399)	(439)	(4,960)	1130%
Net loss before taxes	(34,810)	(35,326)	516	(1)%
Income tax provision	57	—	57	100%
Net loss	$(34,867)	$(35,326)	$459	(1)%

Revenue

Revenue increased by $1.3 million or 60% during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily due to an increase in the total number of units sold and an increase in non-recurring engineering revenue recognized during the current period, which is dependent upon the timing of the work performed for our customers.

Cost of revenue

Cost of revenue decreased by $0.4 million or 13%, during the three months ended March 31, 2025, from the three months ended March 31, 2024. The decrease was primarily due to a decrease in the production cost related to units sold during the current period as compared to the prior period.

Operating expenses

Research and development expenses

Research and development expenses decreased by $3.4 million, or 14%, to $21.6 million for the three months ended March 31, 2025, from $25.0 million for the three months ended March 31, 2024. Research and development expenses decreased primarily due to a $2.2 million decrease in payroll related expense, a $1.0 million decrease in stock based compensation expense, a $0.2 million decrease in research and development material expense, a $0.3 million decrease in consulting expense, and a $0.1 million decrease in travel expense, partially offset by a $0.4 million increase in software license expense.

General and administrative expenses

General and administrative expenses decreased by $1.2 million, or 14%, to $7.2 million for the three months ended March 31, 2025, from $8.4 million for the three months ended March 31, 2024. General and administrative expenses decreased primarily due to a $0.5 million decrease in payroll related expense, a $0.6 million decrease in professional fee expense, a $0.2 million decrease in insurance expense, a $0.2 million decrease in other employee related expense and a $0.2 million decrease in legal fees, partially offset by a $0.5 million increase in stock based compensation expense.

Selling and marketing expenses

Selling and marketing expenses decreased by $0.6 million, or 23%, to $1.9 million for the three months ended March 31, 2025, from $2.5 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease in marketing expense by $0.4 million and payroll related expense by $0.2 million.

Interest income

Interest income decreased by $1.5 million, or 59%, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was due to a decrease in the overall balance of interest-bearing cash equivalents and marketable securities for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Other income (expense), net

Other income (expense), net changed by $5.0 million for the three months ended March 31, 2025 primarily due to an increase in the fair value of Series A warrants.

Liquidity and Capital Resources

Sources of Liquidity

Aeva’s capital requirements will depend on many factors, including production capacity and sales volume, the timing and spending to support research and development efforts, investments in information technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features.

On November 8, 2023, we entered into subscription agreements providing for the purchase of common stock resulting in net proceeds of $20.6 million. Also on November 8, 2023, we entered into a Standby Equity Purchase Agreement (as amended from time to time, the “Facility Agreement”) with entities affiliated with Sylebra. Pursuant to the Facility Agreement, we have the right, but not the obligation, to sell to Sylebra up to $125.0 million of shares of preferred stock, at our request until November 8, 2026, subject to the terms of the Facility Agreement and the satisfaction of certain conditions as described in Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Each sale we request under the Facility Agreement may be for a number of shares of preferred stock with an aggregate value of at least $25.0 million but not more than $50.0 million (except with Sylebra’s consent). We paid Sylebra a facility fee of $2.5 million, an origination fee of $0.6 million, and an administrative fee of $0.3 million and reimbursed $0.4 million to Sylebra for its fees and expenses. In addition, we issued to Sylebra Series A warrants to purchase 3,000,000 shares of common stock at an exercise price of $5.00.

On July 2, 2024, Aeva and the parties to the Delaware Stockholder Litigation entered into a term sheet, and on December 6, 2024 entered into a formal settlement agreement, which will be subject to court approval, to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, we have agreed to pay a total settlement cost of $14.0 million in exchange for a release of all claims related to the business combination and expect to recover $2.5 million from insurance carrier. The settlement is being paid pursuant to our indemnification obligations and from available director and officer insurance policies. As of December 31, 2024, we have accrued a contingent liability of $14.0 million connection with the settlement of the Delaware Stockholder Litigation, and a $2.5 million insurance recovery. See Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about the Delaware Stockholder Litigation.

To date, we have incurred negative cash flows from operating activities and incurred losses from operations as reflected in our accumulated deficit of $646.7 million as of March 31, 2025. We expect to continue to incur operating losses due to continued investments that we intend to make in our business, including development of products. As of March 31, 2025, we had cash and cash equivalents and marketable securities totaling $81.0 million. We also have the ability to draw on the Facility Agreement up to $125.0 million through November 8, 2026 in exchange for the issuance of preferred shares, and we intend to draw down on the Facility Agreement if and as required by our capital needs. As of March 31, 2025, all conditions to draw under the Facility Agreement were met. We believe that our liquidity, including financing available to us through the Facility Agreement, will be sufficient to fund our operating and capital expenditure for at least 12 months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash used in operating activities	$(30,792)	$(30,962)
Cash provided by investing activities	23,322	22,036
Cash provided by (used in) financing activities	(183)	(16)
Net decrease in cash and cash equivalents	$(7,653)	$(8,942)

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $30.8 million, attributable to a net loss of $34.9 million and a net change in net operating assets and liabilities of $7.7 million, partially offset by non-cash charges of $11.8 million. Non-cash charges primarily consisted of $4.6 million in stock-based compensation, $1.4 million in depreciation and amortization expense, $0.9 million in amortization of right of use assets and $5.4 million change in the fair value of warrant liability, partially offset by a $0.5 million in accretion of discount on available for sale securities. The change in net operating assets and liabilities was primarily due to a $3.2 million decrease in other current liabilities, a $2.5 million decrease in accounts payable, a $1.6 million increase in inventories, a $1.1 million decrease in accrued employee costs, a $1.0 million decrease in lease liability, a $0.4 million decrease in accrued liabilities, and $0.2 million increase in other non-current assets, partially offset by a $1.6 million decrease in other current assets and a $0.4 million decrease in accounts receivable.

Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities was $23.3 million, attributable to maturity of available-for-sale investments of $40.0 million, partially offset by purchase of investments of $16.0 million and purchase of property, plant and equipment of $0.5 million.

Financing Activities

For the three months ended March 31, 2025, net cash used in financing activities was attributable to payment of taxes withheld on net settled vesting of restricted stock units.

Off-Balance Sheet Arrangements

As of March 31, 2025, Aeva has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

For the three months ended March 31, 2025 there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our 2024 Form 10-K and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Aeva is exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. There has been no material change in our exposure to market risks from that discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Our business, reputation, results of operations and financial condition, as well as the price of our common stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2024 Form 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, our business, reputation, results of operations and financial condition, as well as the price of our common stock, can be materially and adversely affected. There have been no material changes to our risk factors since the 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

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

AEVA TECHNOLOGIES, INC.

Date: May 14, 2025	By:	/s/Soroush Salehian Dardashti
Soroush Salehian Dardashti
Chief Executive Officer

Date: May 14, 2025	By:	/s/ Saurabh Sinha
Saurabh Sinha
Chief Financial Officer