Form 10-Q
period 2025-06-30
Aeva Technologies, Inc.
filed 2025-08-06
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 56,327,698 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding future events and our future results that are subject to the safe harbors created under the Securities Act and the Exchange Act. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “goal,” “plan,” “intend,” “expect,” “seek”, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, together with any updates in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$21,743	$28,864
Marketable securities	28,106	83,143
Accounts receivable	3,896	1,187
Inventories	3,659	2,345
Other current assets	10,912	7,761
Total current assets	68,316	123,300
Operating lease right-of-use assets	1,996	3,826
Property, plant and equipment, net	12,753	10,332
Intangible assets, net	1,275	1,725
Other noncurrent assets	6,809	8,306
Total assets	$91,149	$147,489
Liabilities and stockholders' equity (deficit)
Accounts payable	$4,793	$5,453
Accrued liabilities	5,809	5,710
Accrued employee costs	2,445	5,783
Lease liability, current portion	1,824	3,039
Share subscription liability	77,496	—
Other current liabilities	13,352	19,174
Total current liabilities	105,719	39,159
Lease liability, noncurrent portion	3	720
Warrant liability	102,136	8,258
Other non-current liability	1,472	—
Total liabilities	209,330	48,137
Commitments and contingencies (Note 15)
Convertible preferred stock $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 55,430 and 54,140 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	721,288	711,160
Accumulated other comprehensive gain (loss)	(5)	47
Accumulated deficit	(839,470)	(611,861)
Total stockholders' equity (deficit)	(118,181)	99,352
Total liabilities and stockholders' equity (deficit)	$91,149	$147,489

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$5,511	$2,012	$8,879	$4,119
Cost of revenue	8,231	2,860	11,289	6,359
Gross loss	(2,720)	(848)	(2,410)	(2,240)
Operating expenses:
Research and development expenses	22,841	26,196	44,410	51,208
General and administrative expenses	7,969	8,663	15,186	17,074
Selling and marketing expenses	1,393	1,706	3,335	4,235
Litigation settlement, net	—	11,500	—	11,500
Total operating expenses	32,203	48,065	62,931	84,017
Operating loss	(34,923)	(48,913)	(65,341)	(86,257)
Interest income	619	2,099	1,626	4,557
Change in fair value of warrant liability	(88,478)	3,517	(93,878)	3,080
Fair value loss on share subscription liability	(69,996)	—	(69,996)	—
Other income (expense), net	106	27	107	24
Loss before income taxes	(192,672)	(43,270)	(227,482)	(78,596)
Income tax provision	70	123	127	123
Net loss	$(192,742)	$(43,393)	$(227,609)	$(78,719)
Unrealized gain (loss) on available-for-sale securities	2	12	(52)	(149)
Total comprehensive loss	$(192,740)	$(43,381)	$(227,661)	$(78,868)
Net loss per share, basic and diluted	$(3.49)	$(0.82)	$(4.14)	$(1.49)
Weighted-average shares used in computing net loss per share, basic and diluted	55,161,124	52,995,093	54,956,722	52,868,909

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	other comprehensive		Accumulated	Total stockholders'
	Shares	Amount	capital	loss		deficit	equity (deficit)
Balance at December 31, 2024	54,139,560	$6	$711,160	$47		$(611,861)	$99,352
Share-based compensation	—	—	4,564	—		—	4,564
Issuance of common stock upon exercise of stock options	273	—	—	—		—	—
Issuance of common stock upon release of restricted stock units	857,209	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(47,758)	—	(183)	—		—	(183)
Unrealized loss on available-for-sale securities	—	—	—	(54)		—	(54)
Net loss	—	—	—	—		(34,867)	(34,867)
Balance as of March 31, 2025	54,949,284	$6	$715,541	$(7)	`	$(646,728)	$68,812
Share-based compensation	—	—	6,024	—		—	6,024
Issuance of common stock upon exercise of stock options	50,388	—	118	—		—	118
Issuance of common stock upon release of restricted stock units	482,010	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(51,427)	—	(395)	—		—	(395)
Unrealized gain on available-for-sale securities	—	—	—	2		—	2
Net loss	—	—	—	—		(192,742)	(192,742)
Balance as of June 30, 2025	55,430,255	$6	$721,288	$(5)		$(839,470)	$(118,181)

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	other comprehensive		Accumulated	Total stockholders'
	Shares	Amount	capital	loss		deficit	equity
Balance at December 31, 2023	52,388,961	$5	$688,124	$(87)		$(459,600)	$228,442
Share-based compensation	—	—	5,261	—		—	5,261
Issuance of common stock upon exercise of stock options	28,227	—	39	—		—	39
Issuance of common stock upon release of restricted stock units	423,869	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(25,286)	—	(55)	—		—	(55)
Unrealized loss on available-for-sale securities	—	—	—	(161)		—	(161)
Net loss		—	—	—		(35,326)	(35,326)
Balance as of March 31, 2024	52,815,771	$5	$693,369	$(248)	`	$(494,926)	$198,200
Share-based compensation	—	—	5,364	—		—	5,364
Issuance of common stock upon exercise of stock options	5,682	—	15	—		—	15
Issuance of common stock upon release of restricted stock units	411,670	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(56,463)	—	(238)	—		—	(238)
Unrealized gain on available-for-sale securities	—	—	—	12		—	12
Net loss	—	—	—	—		(43,393)	(43,393)
Balance as of June 30, 2024	53,176,660	$5	$698,510	$(236)		$(538,319)	$159,960

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(227,609)	$(78,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,716	2,741
Loss on joint development agreement	3,785	—
Impairment of inventories	134	559
Change in fair value of warrant liability	93,878	(3,080)
Fair value loss on share subscription liability	69,996	—
Stock-based compensation	10,588	10,625
Amortization of right-of-use assets	1,830	1,703
Amortization of premium and accretion of discount on available-for-sale securities, net	(795)	(2,096)
Other	—	118
Changes in operating assets and liabilities:
Accounts receivable	(2,709)	(216)
Inventories	(1,448)	(1,184)
Other current assets	2,849	(3,156)
Other noncurrent assets	505	317
Accounts payable	(1,779)	199
Accrued liabilities	(2,940)	288
Accrued employee costs	(3,337)	(2,999)
Lease liability	(1,932)	(1,749)
Other current liabilities	(5,820)	16,522
Other noncurrent liability	1,472	—
Net cash used in operating activities	(60,616)	(60,127)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,825)	(2,427)
Purchase of available-for-sale securities	(23,369)	(52,072)
Proceeds from maturities of available-for-sale securities	79,149	99,940
Net cash provided by investing activities	53,955	45,441
Cash flows from financing activities:
Payments of taxes withheld on net settled vesting of restricted stock units	(578)	(293)
Proceeds from exercise of stock options	118	54
Net cash used in financing activities	(460)	(239)
Net decrease in cash and cash equivalents	(7,121)	(14,925)
Beginning cash and cash equivalents	28,864	38,547
Ending cash and cash equivalents	$21,743	$23,622
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$73	$66
Supplemental disclosures of non-cash investing and financing activities:
Joint development agreement receivable	$7,500	$—
Share subscription liability	$8,632	$—
Unpaid property, plant and equipment purchases	$1,206	$113

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

The Company has funded its operations primarily through the business combination with InterPrivate Acquisition Corp. (the Company’s predecessor, which was originally incorporated in Delaware as a special purpose acquisition company (“IPV”)), on March 12, 2021 (the “Business Combination”) and issuances of stock. As of June 30, 2025, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $49.8 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $839.5 million as of June 30, 2025. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development.

As of June 30, 2025, the Company had certain financial liabilities (i.e., warrant and share subscription liability) measured at fair value with changes in fair value recorded in the condensed consolidated financial statements (Note 10). Increases in the Company’s stock price during the quarter and as of June 30, 2025, resulted in significant increases in the value of these financial liabilities (Note 3) with offsetting losses resulting in a total stockholders’ deficit as of the quarter-end. The warrant and share subscription liability are expected to result in share settlement, with net cash settlement as a remote outcome. As a result, management does not expect these financial liabilities to have a material impact on existing sources of liquidity. As such management believes that existing cash and cash equivalents, marketable securities, and the Standby Equity Purchase Agreement (the “Facility Agreement,” Note 10) will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

As of June 30, 2025, two customers accounted for 51%, and 25% of accounts receivable, respectively. As of December 31, 2024, five customers accounted for 18%, 16%, 13%, 11% and 10% of accounts receivable, respectively. As of June 30, 2025, two vendors accounted for 15% and 15% of the accounts payable, respectively. As of December 31, 2024, one vendor accounted for 40% of the accounts payable.

Warrants and Share Subscriptions

The Company accounts for warrants and other equity-linked contracts (i.e., share subscriptions) as equity or liability-classified instruments based on an assessment of the instrument’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815-40, Derivatives and Hedging – Contract in Entity’s Own Equity (“ASC 815-40”).

The Company first assesses whether a freestanding equity-linked instrument should be classified as a liability pursuant to ASC 480. Under ASC 480, a freestanding financial instrument is classified as a liability if it is mandatorily redeemable, requires the issuer to settle the instrument or the underlying shares by transferring cash or other assets, or must be settled by issuing a variable number of shares where the monetary value of the obligation is based solely or predominantly on a fixed monetary amount, variations in something other than the fair value of the issuer’s equity shares.

If an equity-linked instrument does not trigger liability classification under ASC 480, the Company assesses whether the instrument meets all requirements for equity classification under ASC 815-40, including whether the instrument is indexed to the Company’s own common stock, among other conditions for equity classification. If not, the instrument is classified as a liability and is further analyzed to determine whether the instrument represents a derivative in its entirety. This assessment requires the use of professional judgment and requires reassessment of an instrument’s classification at each reporting period while the instrument remains outstanding.

Equity-linked instruments that meet all equity classification conditions are recorded as a component of additional paid-in capital at issuance. Equity-linked instruments accounted for as liabilities are recognized and measured at fair value at inception and each reporting period the instrument remains outstanding. Any excess fair value over proceeds to be realized from the equity-linked instruments entered into at arm’s length, along with any changes in fair value, as determined at each reporting period, are recorded as a component of fair value loss on share subscription liability on the consolidated statements of operations and comprehensive loss. Changes in fair value are reported on the consolidated statements of cash flows as a non-cash reconciling item between net loss and net cash flows from operating activities.

Provision for Anticipated Losses on Contracts

When estimated contract costs exceed expected consideration under contracts with a customer, the Company evaluates whether the nature of the contract is in the scope of Accounting Standards Codification (“ASC”) 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts (“ASC 605-35”). If ASC 605-35 applies, the Company recognizes a provision for the entire anticipated losses on contracts as soon as the loss becomes evident. In determining the anticipated losses, the Company considers the principles in ASC 606-10-32-2 through 32-27 (except for the guidance in paragraphs 606-10-32-11 through 32-13 on constraining estimates of variable consideration) to determine the transaction price, adjusted to reflect the effects of the customer's credit risk. The costs used in arriving at the estimated loss on a contract shall include all costs of the type allocable to contracts under paragraphs 340-40-25-5 through 25-8.

The provision for anticipated losses on contracts of $2.3 million is classified as a current liability and $1.5 million is classified as a noncurrent liability on the consolidated balance sheet and as a component of cost of revenue on the condensed consolidated statements of operations and comprehensive loss.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. Upon adoption, the Company will be required to disclose additional specified categories in the rate reconciliation in both percentage and dollar amounts. The Company will also be required to disclose the amount of income taxes paid disaggregated by jurisdiction, among other disclosure requirements. The standard is effective for annual periods beginning January 1, 2025, and the Company is currently assessing the effect that the updated standard will have on the condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03 “Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)” to improve the disclosures about an entity’s expenses. Upon adoption, the Company will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for the Company's 2027 annual period, and interim periods beginning in 2028, with early adoption permitted. The standard can be applied either prospectively or retrospectively. The Company is currently evaluating the potential effect that the updated standard will have on the condensed consolidated financial statements and related disclosures.

Note 2. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the three months ended June 30, 2025 and 2024, based on the disaggregation criteria described above were as follows (in thousands):

	Three Months Ended June 30,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$4,707	85%	$1,951	97%
EMEA	$489	9%	40	2%
APAC	$315	6%	21	1%
Total	$5,511	100%	$2,012	100%

Revenue by timing of recognition:
Recognized at a point in time	$4,203	76%	$1,394	69%
Recognized over time	1,308	24%	618	31%
Total	$5,511	100%	$2,012	100%

Total revenue for the six months ended June 30, 2025 and 2024, based on the disaggregation criteria described above were as follows (in thousands):

	Six Months Ended June 30,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$7,864	89%	$3,625	88%
EMEA	541	6%	269	7%
APAC	474	5%	225	5%
Total	$8,879	100%	$4,119	100%

Revenue by timing of recognition:
Recognized at a point in time	$6,684	75%	$3,108	75%
Recognized over time	2,195	25%	1,011	25%
Total	$8,879	100%	$4,119	100%

The revenue recognized at a point in time was related to product revenue and revenue recognized over time was from non-recurring engineering services.

For the three months ended June 30, 2025, three customers accounted for 36%, 16% and 14% of the Company’s revenue, respectively. For the three months ended June 30, 2024, two customers accounted for 46% and 43% of the Company’s revenue, respectively.

For the six months ended June 30, 2025, three customers accounted for 45%, 17% and 10% of the Company’s revenue, respectively. For the six months ended June 30, 2024, two customers accounted for 41% and 40% of the Company’s revenue, respectively.

Contract Assets and Contract Liabilities

As of June 30, 2025 and December 31, 2024, the Company had contract assets of $0.6 million and $0.1 million, respectively, included in other current assets. As of December 31, 2024, the Company had contract assets of $0.1 million included in other current assets. As of June 30, 2025, and December 31, 2024, the Company had contract liabilities of $1.0 million and $4.0 million, respectively, included in other current liabilities.

Remaining Performance Obligations

As of June 30, 2025, the total amount of the transaction price allocated to unsatisfied performance obligations for contracts with an original duration greater than one year was $44.7 million, of which approximately 23% is expected to be recognized as revenue over the next 12 months, and the remainder thereafter. Total revenue estimates are based on negotiated contract prices and demand quantities, and could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. Accordingly, the actual revenue recognized for the remaining performance obligation in future periods may significantly fluctuate from these estimates.

Note 3. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy:

	June 30, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$10,054	$—	$—	$10,054	$10,054	$—

Level 1
Money market funds	11,689	—	—	11,689	11,689	—

Level 2
U.S. Agency securities	5,991	—	(1)	5,990	—	5,990
U.S. Treasury securities	7,168	—	(1)	7,167	—	7,167
Commercial paper	11,852	—	(3)	11,849	—	11,849
Corporate bonds	3,100	—	—	3,100	—	3,100
Subtotal	28,111	—	(5)	28,106	—	28,106
Total assets	$49,854	$—	$(5)	$49,849	$21,743	$28,106

Liabilities
Level 3
Warrant liability	$—	$—	$—	$102,136	$—	$—
Share subscription liability	—	—	—	77,496	—	—
Total liabilities	$—	$—	$—	$179,632	$—	$—

	December 31, 2024
	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$14,237	$—	$—	$14,237	$14,237	$—

Level 1
Money market funds	10,645	—	—	10,645	10,645	—

Level 2
U.S. Government securities	17,492	14	(2)	17,504	—	17,504
U.S. Treasury securities	10,957	6	—	10,963	2,000	8,963
Commercial paper	12,711	9	(4)	12,716	1,982	10,734
Corporate bonds	45,918	31	(7)	45,942	—	45,942
Subtotal	87,078	60	(13)	87,125	3,982	83,143
Total assets	$111,960	$60	$(13)	$112,007	$28,864	$83,143

Liabilities
Level 3
Warrant liability	—	—	—	$8,258	—	—
Total liabilities	$—		$—	$8,258	$—	$—

The fair value of the private placement warrants, Series A warrants and share subscription liability are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant and share subscription liability, the Company used the Black-Scholes and Monte Carlo option-pricing model as applicable to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate, and dividend yield.

The following table presents a summary of the changes in the fair value of the Series A and private placement warrants (in thousands):

	June 30, 2025	December 31, 2024
Fair value, beginning balance	$8,258	$6,772
Change in the fair value of Series A warrants	93,270	1,500
Change in the fair value of private placement warrants	608	(14)
Fair value, closing balance	$102,136	$8,258

The following table presents a summary of the changes in the fair value of the share subscription liability (in thousands):

June 30, 2025
Fair value, beginning balance	$—
Fair value loss at inception of share subscription agreement	8,632
Change in the fair value loss on share subscription liability	68,864
Fair value, closing balance	$77,496

The key inputs into the Black-Scholes option pricing model for the private placement warrants were as follows for the relevant periods:

	June 30, 2025	December 31, 2024
Expected term (years)	0.7	1.2
Expected volatility	106.0%	90.0%
Risk-free interest rate	4.12%	4.21%
Dividend yield	0%	0%
Exercise Price	$57.50	$57.50

The key inputs into the Black-Scholes option pricing model for the Series A warrants were as follows for the relevant periods:

	June 30, 2025	December 31, 2024
Expected term (years)	2.5	3.0
Expected volatility	97.0%	90.0%
Risk-free interest rate	3.67%	4.23%
Dividend yield	0%	0%
Exercise Price	$5.00	$5.00

The key inputs into the Monte Carlo option pricing model for the share subscription liability were as follows for the relevant periods:

	June 30, 2025	May 13, 2025
Expected term (years)	0.04	0.17
Expected volatility	114.0%	104.0%
Risk-free interest rate	4.23%	4.35%
Dividend yield	0%	0%
Exercise Price	$9.26	$9.26

Note 4. Acquisition of Intangible Assets

As of June 30, 2025, expected amortization expense relating to purchased intangible assets was as follows (in thousands):

Remainder of 2025	$450
2026	825
Total future amortization	$1,275

The Company recorded amortization expense related to the acquired intangible assets of $0.3 million and $0.3 million each for the three months ended June 30, 2025 and June 30, 2024, respectively, and $0.5 million each for the six months ended June 30, 2025, and June 30, 2024, respectively.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$2,176	$1,550
Work-in-progress	658	88
Finished goods	825	707
Total inventories	3,659	$2,345

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Computer equipment	$3,152	$3,121
Lab equipment	8,353	8,328
Leasehold improvements	3,413	3,374
Construction in progress	4,356	243
Testing equipment	2,143	1,847
Manufacturing equipment	5,805	5,597
Furniture, fixtures and other equipment	579	566
Total property, plant and equipment	$27,801	$23,076
Less: accumulated depreciation	(15,048)	(12,744)
Total property, plant and equipment, net	$12,753	$10,332

Depreciation related to property, plant, and equipment was $1.1 million and $1.2 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $2.3 million for each of the six months ended June 30, 2025, and June 30, 2024.

Note 7. Other current assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid expenses	$2,227	$2,287
Joint development agreement receivable	6,000	—
Vendor deposits	1,270	971
Contract assets	585	85
Other current assets	830	4,418
Total other current assets	$10,912	$7,761

Note 8. Other non-current assets

Other non-current assets consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Non marketable equity investments	$5,000	$5,000
Security deposit	309	815
Joint development agreement receivable	1,500	—
Other non-current assets	—	2,491
Total other non-current assets	$6,809	$8,306

In November 2023, the Company made an investment in 700,440 shares of preferred stock of a private company for a cash consideration of $5.0 million, which is classified as non-marketable equity investment. The Company’s investment in the private company represents less than 1% of total capitalization. The Company neither has significant influence over the private company nor does the investment amount to a controlling financial interest in the private company. The Company elected to apply the measurement alternative, and as such, records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes in orderly transactions. During the period ended June 30, 2025, the Company did not identify any impairment or significant observable price changes for this non-marketable equity investment.

Note 9. Other current liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Litigation settlement	$11,200	$14,000
Deferred revenue	1,024	4,001
Other current liabilities	1,128	1,173
Total other current liabilities	$13,352	$19,174

Note 10. Financing transaction

Private Investment - Sylebra

On November 8, 2023, the Company entered into Subscription Agreements (the “Sylebra Subscription Agreements”) with entities affiliated with Sylebra Capital Limited (“Sylebra”) and Adage Capital Management, providing for the purchase of an aggregate of 7,360,460 shares of the Company’s common stock, $0.0001 par value per share (the “PIPE Shares”), at a price of $2.90 per PIPE Share for an aggregate purchase price of approximately $21.4 million (the “Private Placement”). The PIPE Shares are recorded as outstanding common stock.

Standby Equity Purchase Agreement - Sylebra

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

The Company’s right to request Advances is conditioned upon the Company achieving a minimum of one new passenger auto-original equipment manufacturer (“OEM”) or commercial OEM program award with at least a 50,000 unit volume, the trading price of the common stock being below $38 at the time of the Advance request and other customary conditions. As of June 30, 2025, all conditions to request an Advance under the Facility Agreement were met.

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

In connection with this financing, the Company also paid the entities affiliated with Sylebra, (a) a facility fee in the amount of $2.5 million, (b) an origination fee in the amount of $0.6 million, (c) an administrative fee in the amount of $0.3 million and (d) fees and expenses of Sylebra and its counsel, of approximately $0.4 million. The issuance costs related to the Facility Agreement were expensed as incurred as it failed to meet the equity classification guidance under ASC 815-40, and were deemed to be a derivative asset. The fair value of the derivative asset was not material as of and for the period ended June 30, 2025.

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

As of June 30, 2025, the Company had 3,000,000 Series A Warrants outstanding. The Series A Warrants were issued as consideration for entering into the Facility Agreement as discussed above. Each Series A Warrant is currently exercisable and expires in December 2027. Holders shall not have the right to exercise the Series A Warrants to the extent such person would beneficially own in excess of 19.9% of the Company’s outstanding common stock immediately after giving effect to such exercise.

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

Share Subscription Agreement - LGIT

On May 13, 2025, the Company entered into a strategic collaboration with LG Innotek Co., Ltd. (“LGIT”). In connection with this partnership, the parties entered into a Share Subscription Agreement (the “LG Subscription Agreement”), and a Joint Development Agreement (“JDA”), (collectively referred to as the “LGIT Transaction”).

Pursuant to the LG Subscription Agreement, LGIT agreed to make a strategic investment in the Company of $32.5 million (the “Private Placement”) in exchange for the common shares. LGIT agreed to pay a fixed price per share of $9.26 at closing (i.e., the “Long Forward”) or a price per share equal to the volume weighted average price (“VWAP”) if the VWAP for 10 days preceding the record date is less than $7.41 per share (the “Barrier Put Option”). The closing date is defined as ten business days after all closing conditions under the LG Subscription Agreement have been satisfied. Notwithstanding the foregoing, LGIT’s share ownership is subject to an ownership limit of 9.9% such that the price per share paid at closing will be adjusted to ensure the share ownership limit is not exceeded. The record date represents the earlier of two months following contract inception or satisfaction of all closing conditions. As of the date of issuance of these financial statements, the record date has passed, and the Barrier Put Option was not triggered.

The Company analyzed the Share Subscription Agreement and determined the long forward and barrier put option should be classified as a share subscription liability because the instrument was not considered indexed to the Company’s common stock as total number of shares to be issued are not fixed. The instrument requires a gross share settlement. The Company recognized the share subscription liability at fair value at contract inception and at each of the reporting date.

Pursuant to the JDA, the Company agreed to provide non-recurring engineering services to LGIT in exchange for a total consideration of $7.5 million. However, based on the contract analysis, JDA and LG Subscription Agreement were determined to be a combined contract in which all the proceeds were allocated to the LG Subscription Arrangement and no proceeds were allocated to JDA, accordingly no revenue shall be recognized for non-recurring engineering services to be provided under the JDA. As a result, during the quarter ended June 30, 2025, the Company accrued for the expected loss from the JDA amounting to $3.8 million as cost of revenue in the condensed consolidated financial statements. Further the difference between the fair value of the share subscription liability of $8.6 million and the total consideration of $7.5 million assigned to share subscription liability is recognized as a component of fair value loss on share subscription liability on the consolidated statements of operations and comprehensive loss.

Note 11. Capital Structure

As of June 30, 2025, the Company was authorized to issue up to 422,000,000 shares of common stock, each with a par value of $0.0001 per share.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, no shares of preferred stock were issued and outstanding.

Warrants

As of June 30, 2025, the Company had 12,074,876 public warrants and 384,000 private warrants outstanding, exercisable for 2,491,776 shares of common stock. Every five public and private warrants entitles the registered holder to purchase one share of common stock at a price of $57.50 per share. Additionally, the Company also issued 3,000,000 Series A Warrants in connection with the Facility Agreement. Each Series A Warrant entitles the registered holder to purchase one share of common stock at an exercise price of $5.00 per share.

Note 12. Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(192,742)	$(43,393)	(227,609)	(78,719)

Denominator:
Weighted average shares of common stock outstanding — Basic	55,161,124	52,995,093	54,956,722	52,868,909
Dilutive effect of potential common stock	—	—	—	—
Weighted average shares of common stock outstanding — Diluted	55,161,124	52,995,093	54,956,722	52,868,909
Net loss per share attributable to common stockholders — Basic and Diluted	$(3.49)	$(0.82)	$(4.14)	$(1.49)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Six Months Ended June 30,
	2025	2024
Common stock options issued and outstanding	2,320,011	2,380,423
Restricted stock units	8,671,167	6,998,973
Performance-based restricted stock units	1,911,765	1,911,765
Share subscription liability	3,509,719	—
Common stock warrants	2,491,776	2,491,776
Series A warrants	3,000,000	3,000,000
Total	21,904,438	16,782,937

Note 13. Stock-based Compensation

Stock Options

Aeva, Inc. adopted the 2016 Stock Incentive Plan in 2016 (the “2016 Plan”). Under the 2016 Plan, the board of directors of Aeva, Inc. granted awards, including incentive stock options, non-qualified stock options and restricted stock units (“RSUs”), to employees. In connection with the Business Combination, the Company assumed the 2016 Plan and all awards outstanding under the 2016 Plan, and adopted the 2021 Incentive Award Plan (the “2021 Plan” and together with the 2016 Plan, the “Stock Plans”) under which incentive stock options, non-qualified stock options and RSU may be granted to employees. Under the Stock Plans, the Company had 331,439 shares available for issuance as of June 30, 2025.

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

A summary of the Company’s stock option activity, for the six months ended June 30, 2025, was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	2,370,672	$2.81	4.75	$6,055
Exercised	(50,661)	2.34	—	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2025	2,320,011	$2.82	4.27	$81,138
Vested and exercisable as of June 30, 2025	2,298,577	$2.71	4.24	$80,642
Vested and expected to vest as of June 30, 2025	2,320,011	$2.82	4.27	$81,138

There were no options granted during the six months ended June 30, 2025. Additionally, there were no more awards available for grant under the 2016 Plan, since the 2016 Plan was replaced by the 2021 Plan. As of June 30, 2025, the Company had $0.1 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 0.4 years.

Restricted Stock Units and Performance-based Restricted Stock Units (“PBRSUs”)

Beginning November 2020, the Company granted RSUs and PBRSUs to certain employees and consultants pursuant to the 2016 Plan and 2021 Plan. RSUs typically vest 25 percent upon the one-year anniversary date from the initial vesting date, with 12.5% vesting on each six-month anniversary date over the following three years. The RSUs are subject to time-based vesting conditions. PBRSUs are subject to a time-based vesting condition and a performance condition or market condition.

In May 2023, the Company granted a total of 1,176,471 PBRSUs pursuant to the 2021 Plan to certain executives that vest on achieving certain operational milestones as defined in the individual grant agreements subject to continued employment through 2025. Stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. If satisfaction of the performance condition is not probable, stock-based compensation cost recognition is deferred until it becomes probable. The Company reassesses the probability as to whether satisfaction of the performance condition is probable on a quarterly basis, and stock-based compensation cost is adjusted based on the portion of the requisite service provided. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest or the performance period lapses. The weighted-average grant date PBRSU fair value of $5.10 per share is determined based upon the market closing price of the Company’s common stock on the date of grant. As of June 30, 2025, the total unrecognized compensation expense related to the performance-based PBRSUs was $1.1 million, which is expected to be amortized over a weighted-average period of 0.5 years.

In May 2023, the Company also granted a total of 735,294 market-based PBRSUs pursuant to the 2021 Plan to certain executives that vest over a multi-year period, upon continued service and when the volume-weighted average price per share (“VWAP Average”) of the Company’s common stock for the preceding 30 consecutive trading days equals or exceeds the target stock price for the indicated year. The Company recognizes stock-based compensation based upon the grant date fair value on an accelerated attribution basis over the requisite service period of the award. Provided that the requisite service is rendered, the total fair value of the market-based PBRSUs at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the achievement of the specified market criteria. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest. The weighted-average grant date fair value of the market-based PBRSUs was $1.40 per share. The Company estimated the fair value of the market-based PBRSUs award on the grant date using the Monte Carlo simulation model with the following assumptions:

June 30, 2025
Expected term (years)	0.5 - 4.7
Expected volatility	70.9%
Risk-free interest rate	3.29%
Dividend yield	0%
Share price	$5.10

As of June 30, 2025, the total unrecognized compensation expense related to the market-based PBRSUs was $0.4 million, which is expected to be amortized over a weighted-average period of 2.3 years.

The following table summarizes the Company's RSU activity (excluding PBRSUs) for the six months ended June 30, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	6,549,869	$5.48
Granted	4,478,199	7.58
Released	(1,339,219)	6.67
Forfeited	(1,017,682)	5.80
Outstanding as of June 30, 2025	8,671,167	$6.35

As of June 30, 2025, the Company had $47.8 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted-average period of 2.9 years.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$32	$64	$63	$166
Research and development expenses	3,434	4,189	6,411	8,178
General and administrative expenses	2,349	913	3,725	1,820
Selling and marketing expenses	209	198	389	461
Total	$6,024	$5,364	$10,588	$10,625

Note 14. Income Taxes

There is no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the six months ended June 30, 2025, the Company recognized a $0.1 million provision for income taxes related to foreign operations.

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

Note 15. Commitments and Contingencies

Leases

The weighted-average remaining lease terms were 0.9 year and 1.2 years as of June 30, 2025 and December 31, 2024, respectively. The weighted-average discount rate was 6.04% as of June 30, 2025 and December 31, 2024, respectively. Operating lease cost for the three months ended June 30, 2025, and 2024, was $1.1 million and $1.1 million, respectively. Operating lease cost for the six months ended June 30, 2025, and 2024, was $2.1 million and $2.1 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2025 (in thousands):

Operating Leases
Remainder of 2025	$1,147
2026	729
Total minimum lease payments	1,876
Less: imputed interest	(49)
Total lease liability	$1,827

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

On July 2, 2024, the Company and the parties to the Delaware Stockholder Litigation entered into a term sheet, and on December 6, 2024 entered into a formal settlement agreement, which was further amended on April 28, 2025 for submission to the Delaware Court of Chancery, and which will be subject to court approval, to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, the Company has agreed to pay a total settlement cost of $14.0 million in exchange for a release of all claims related to the business combination. The settlement is being paid pursuant to the Company’s indemnification obligations and from available director and officer insurance policies

As of June 30, 2025, the Company has paid an amount of $2.8 million and has accrued a contingent liability of $11.2 million in other current liabilities on the accompanying condensed consolidated balance sheets in connection with the settlement of the Delaware Stockholder Litigation. The Company has also recovered $2.5 million from an insurance carrier. The Company has also incurred legal expenses in connection with the Delaware Stockholder Litigation, which have been expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Note 16. Segment Information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision-maker (“CODM”), consisting of the Company’s chief executive officer and the Company’s chief technology officer as a group, in deciding how to allocate resources and assess the Company’s financial and operational performance. In addition, the Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. As a result, the Company has determined that the Company’s business operates in a single operating segment. The CODM uses net loss as the measure of profit and loss to allocate resources and assess performance. The CODM regularly reviews net loss as reported on the Company's condensed consolidated statements of operations and comprehensive loss. Financial forecasts and budget to actual results used by the CODM to assess performance and allocate resources, as well as those used for strategic decisions related to headcount and capital expenditures are also reviewed on a consolidated basis. The CODM considers the impact of the significant segment expenses in the table below on net loss.

The measure of segment assets is reported on the condensed consolidated balance sheet as total assets. The CODM does not review segment assets at a level other than as presented in the Company's condensed consolidated balance sheets.

The table below presents the Company's consolidated operating results including segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$5,511	$2,012	$8,879	$4,119
Less:
Stock-based compensation expense (1)	6,024	5,364	10,588	10,625
Loss on joint development agreement (2)	3,785	—	3,785	—
Cost of revenue (excluding 1 and 2)	4,414	2,796	7,441	6,193
Research and development expenses (excluding 1)	19,407	22,007	37,999	43,030
General and administrative expenses (excluding 1)	5,620	7,750	11,461	15,254
Selling and marketing expenses (excluding 1)	1,184	1,508	2,946	3,774
Legal settlement, net	—	11,500	—	11,500
Loss from Operations	(34,923)	(48,913)	(65,341)	(86,257)
Change in fair value of warrant liability (3)	(88,478)	3,517	(93,878)	3,080
Fair value loss on share subscription liability (4)	(69,996)	—	(69,996)	—
Interest income	619	2,099	1,626	4,557
Other income (expense), net (excluding 3 and 4)	106	27	107	24
Income tax provision	(70)	(123)	(127)	(123)
Net loss	$(192,742)	$(43,393)	$(227,609)	$(78,719)

Revenues from External Customers

Revenue from customers outside the United States were 15% and 3% of total revenues for the three months ended June 30, 2025 and June 30, 2024 respectively. Revenue from customers outside the United States were 11% and 12% of total revenues for the six months ended June 30, 2025 and June 30, 2024 respectively.

Long-Lived Assets

The following table sets forth the Company’s property, plant, and equipment, net by geographic region (in thousands):

	June 30,	December 31,
	2025	2024
North America	$9,665	$6,645
Asia	3,088	3,687
Total	$12,753	$10,332

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

As a development stage company, we work closely with our customers on the development and commercialization of their programs and the utilization of our products in such programs. Thus far, our customers have primarily purchased prototype products and engineering services from us for use in their research and development programs. We are expanding our manufacturing capacity through third-party manufacturers to meet our customers’ anticipated demand for the production of our products.

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

Sales Volume. Each product program will have an expected range of sales volumes, depending on the end market demand for our customers’ products as well as market application. This can depend on several factors, including market penetration, product capabilities, size of the end market that the product addresses and our end customers’ ability to sell their products. In addition to end market demand, sales volumes also depend on whether our customer is in the development or production phase. In certain cases, we may provide volume discounts or strategic customer pricing on sales of our solutions, which may or may not be offset by lower manufacturing costs related to higher volumes which in turn could adversely impact our gross margins. Our ability to ultimately achieve profitability is dependent upon progression of existing relationships to production and our ability to meet required volumes and required cost targets and gross margins. The protracted development cycle required for customers to reach the commercialization phase, as well as any delays of our current and future customers’ programs could result in us being unable to achieve our revenue targets and profitability in the time frame we anticipate. This could result in Aeva requiring to raise additional debt or equity capital, which may not be available or may only be available on terms that are onerous or highly dilutive to our stockholders.

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

Change in fair value of warrant liability

The change in fair value of the warrant liability consists of increases or decreases in the fair value of the Series A warrants issued in connection with the Facility Agreement (as defined in Note 10 to our condensed consolidated financial statements), as well as the private placement warrants.

Fair value loss on share subscription liability

Fair value loss on share subscription liability consist of increase or decrease in the fair value of the instrument under the LG Subscription Agreement (as defined in Note 10 to our condensed consolidated financial statements), which is classified as a liability because the instrument was not considered indexed to our common stock as the total number of shares to be issued is not fixed.

Other income and expense

Other income and expense primarily consist of foreign currency transaction gains and losses, as well as realized gains and losses on marketable securities.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2025, and 2024

The following table sets forth our results of operations data for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change $	Change %
	(in thousands, except percentages)
Revenue	$5,511	$2,012	3,499	174%
Cost of revenue	8,231	2,860	5,371	188%
Gross loss	(2,720)	(848)	(1,872)	221%
Operating expenses:
Research and development expenses	22,841	26,196	(3,355)	(13)%
General and administrative expenses	7,969	8,663	(694)	(8)%
Selling and marketing expenses	1,393	1,706	(313)	(18)%
Litigation settlement, net	—	11,500	(11,500)	100%
Total operating expenses	32,203	48,065	(15,862)	(33)%
Loss from operations	(34,923)	(48,913)	13,990	(29)%
Interest income	619	2,099	(1,480)	(71)%
Change in fair value of warrant liability	(88,478)	3,517	(91,995)	(2616)%
Fair value loss on share subscription liability	(69,996)	—	(69,996)	100%
Other income (expense), net	106	27	79	293%
Net loss before taxes	(192,672)	(43,270)	(149,402)	345%
Income tax provision	70	123	(53)	(43)%
Net loss	$(192,742)	$(43,393)	(149,349)	344%

Revenue

Revenue increased by $3.5 million, or 174% during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily due to an increase in the total number of units sold and an increase in non-recurring engineering revenue recognized during the current period, which is dependent upon the timing of the work performed for our customers.

Cost of revenue

Cost of revenue increased by $5.4 million, or 188%, during the three months ended June 30, 2025, from the three months ended June 30, 2024. The increase was primarily due to a $3.8 million loss recognized on a joint development agreement and also due to an increase in the production cost related to units sold during the current period as compared to the prior period.

Operating expenses

Research and development expenses

Research and development expenses decreased by $3.4 million, or 13%, to $22.8 million for the three months ended June 30, 2025, from $26.2 million for the three months ended June 30, 2024. The decrease was primarily due to a $2.4 million decrease in payroll related expense, a $1.4 million decrease in research and development material expense, a $0.8 million decrease in stock based compensation expense, a $0.3 million decrease in consulting expense, a $0.4 million decrease in software license expense and a $0.3 million decrease in facility expense, partially offset by a $2.2 million increase in research and development services.

General and administrative expenses

General and administrative expenses decreased by $0.7 million, or 8%, to $8.0 million for the three months ended June 30, 2025, from $8.7 million for the three months ended June 30, 2024. The decrease was primarily due to a $1.3 million decrease in legal fees, a $0.3 million decrease in payroll related expense, a $0.5 million decrease in professional fee expense, a $0.2 million decrease in other employee related expense and a $0.1 million decrease in travel expense, partially offset by a $1.4 million increase in stock based compensation expense, a $0.2 million increase in software license expense and a $0.1 increase in recruiting expense.

Selling and marketing expenses

Selling and marketing expenses decreased by $0.3 million, or 18%, to $1.4 million for the three months ended June 30, 2025, from $1.7 million for the three months ended June 30, 2024. The decrease was primarily due to a $0.3 million decrease in payroll related expense.

Interest income

Interest income decreased by $1.5 million, or 71%, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was due to a decrease in the overall balance of interest-bearing cash equivalents and marketable securities for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Change in fair value of warrant liability

The change during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, is due to a $91.3 million increase in the fair value of the Series A warrants issued in connection with the Facility Agreement and a $0.6 million increase in fair value to private placement warrants.

Fair value loss on share subscription liability

The fair value loss on share subscription liability of $70.0 million during the three months ended June 30, 2025 was a non cash charge due to change in fair value of common stock to be issued under the LG Subscription Agreement.

Comparison of the Six Months Ended June 30, 2025, and 2024

The following table sets forth our results of operations data for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change $	Change %
	(in thousands, except percentages)
Revenue	$8,879	$4,119	4,760	116%
Cost of revenue	11,289	6,359	4,930	78%
Gross loss	(2,410)	(2,240)	(170)	8%
Operating expenses:
Research and development expenses	44,410	51,208	(6,798)	(13)%
General and administrative expenses	15,186	17,074	(1,888)	(11)%
Selling and marketing expenses	3,335	4,235	(900)	(21)%
Litigation settlement, net	—	11,500	(11,500)	100%
Total operating expenses	62,931	84,017	(21,086)	(25)%
Loss from operations	(65,341)	(86,257)	20,916	(24)%
Interest income	1,626	4,557	(2,931)	(64)%
Change in fair value of warrant liability	(93,878)	3,080	(96,958)	(3,148)%
Fair value loss on share subscription liability	(69,996)	—	(69,996)	100%
Other income (expense), net	107	24	83	346%
Net loss before taxes	(227,482)	(78,596)	(148,886)	189%
Income tax provision	127	123	4	3%
Net loss	$(227,609)	$(78,719)	$(148,890)	189%

Revenue

Revenue increased by $4.8 million, or 116% during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily due to an increase in the total number of units sold and an increase in non-recurring engineering revenue recognized during the current period, which is dependent upon the timing of the work performed for our customers.

Cost of revenue

Cost of revenue increased by $4.9 million, or 78%, during the six months ended June 30, 2025, from the six months ended June 30, 2024. The increase was primarily due to a $3.8 million loss recognized on a joint development agreement and also due to an increase in the production cost related to units sold during the current period as compared to the prior period.

Operating expenses

Research and development expenses

Research and development expenses decreased by $6.8 million, or 13%, to $44.4 million for the six months ended June 30, 2025, from $51.2 million for the six months ended June 30, 2024. The decrease was primarily due to a $4.5 million decrease in payroll related expense, a $1.8 million decrease in research and development material expense, a $1.8 million decrease in stock based compensation expense, a $0.6 million decrease in consulting expense, a $0.3 million decrease in facility expense and a $0.2 million decrease in depreciation expense, partially offset by a $2.4 million increase in research and development services expense.

General and administrative expenses

General and administrative expenses decreased by $1.9 million, or 11%, to $15.2 million for the six months ended June 30, 2025, from $17.1 million for the six months ended June 30, 2024. The decrease was primarily due to a $1.3 million decrease in legal fees, a $0.9 million decrease in payroll related expense, a $1.0.million decrease in professional fee expense, a $0.3 million decrease in insurance expense, a $0.3 million decrease in other employee related expense and a $0.1 million decrease in travel expense, partially offset by a $1.91 million increase in stock based compensation expense and a $0.1 increase in facility expense.

Selling and marketing expenses

Selling and marketing expenses decreased by $0.9 million, or 21%, to $3.3 million for the six months ended June 30, 2025, from $4.2 million for the six months ended June 30, 2024. The decrease was primarily due to a $0.4 million decrease in payroll related expense by and a $0.5 million decrease in marketing expense.

Interest income

Interest income decreased by $2.9 million, or 64%, during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was due to a decrease in the overall balance of interest-bearing cash equivalents and marketable securities for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Change in fair value of warrant liability

The change during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, is due to a $96.3 million increase in the fair value of the Series A warrants issued in connection with the Facility Agreement and a $0.6 million increase in fair value to private placement warrants issued.

Fair value loss on share subscription liability

The fair value loss on share subscription liability of $70.0 million during the six months ended June 30, 2025 was a non cash charge due to change in fair value of common stock to be issued under the LG Subscription Agreement.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including production capacity and sales volume, the timing and spending to support research and development efforts, investments in information technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features.

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

On July 2, 2024, Aeva and the parties to the Delaware Stockholder Litigation entered into a term sheet, and on December 6, 2024 entered into a formal settlement agreement, which will be subject to court approval, to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, we have agreed to pay a total settlement cost of $14.0 million in exchange for a release of all claims. The settlement is being paid pursuant to our indemnification obligations and from available director and officer insurance policies. As of June 30, 2025, we have paid an amount of $2.8 million and accrued a contingent liability of $11.2 million in other current liabilities on the condensed consolidated balance sheets in connection with the settlement of the Delaware Stockholder Litigation. We have also recovered $2.5 million from an insurance carrier. See Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about the Delaware Stockholder Litigation.

On May 13, 2025, we entered into a subscription agreement with LGIT, a company organized under the laws of the Republic of Korea, pursuant to which we agreed to sell and issue to LGIT in a private placement an aggregate of 3,509,719 shares of common stock for aggregate gross proceeds of approximately $32.5 million. This private placement is expected to close in August 2025. In connection with the Private Placement, we entered into a joint development agreement with LGIT, and intend to form a strategic partnership with LGIT to bring Aeva’s 4D LiDAR into new industrial and consumer markets.

To date, we have incurred negative cash flows from operating activities and incurred losses from operations as reflected in our accumulated deficit of $839.5 million as of June 30, 2025. We expect to continue to incur operating losses due to continued investments that we intend to make in our business, including development of products. As of June 30, 2025, we had cash and cash equivalents and marketable securities totaling $49.8 million. We also have the ability to draw on the Facility Agreement up to $125.0 million through November 8, 2026 in exchange for the issuance of preferred shares, and we intend to draw down on the Facility Agreement if and as required by our capital needs. As of June 30, 2025, all conditions to draw under the Facility Agreement were met. We believe that our liquidity, including financing available to us through the Facility Agreement will be sufficient to fund our operating and capital expenditure for at least 12 months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash used in operating activities	$(60,616)	$(60,127)
Cash provided by investing activities	53,955	45,441
Net cash (used in) provided by financing activities	(460)	(239)
Net decrease in cash and cash equivalents	$(7,121)	$(14,925)

Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $60.6 million, attributable to a net loss of $227.6 million and a net change in net operating assets and liabilities of $15.1 million, partially offset by non-cash charges of $182.1 million. Non-cash charges primarily consisted of $93.9 million change in the fair value of warrant liability, $70.0 million change in the fair value loss on share subscription liability, $10.6 million in stock-based compensation, $3.8 million of loss on joint development agreement, $2.7 million in depreciation and amortization expense, and $1.8 million in amortization of right of use assets, partially offset by a $0.8 million in accretion of discount on available for sale securities. The change in net operating assets and liabilities was primarily due to a $5.8 million decrease in other current liabilities, a $1.8 million decrease in accounts payable, a $1.4 million increase in inventories, a $3.3 million decrease in accrued employee costs, a $1.9 million decrease in lease liability, a $2.9 million decrease in accrued liabilities, and $2.7 million increase in accounts receivable, partially offset by a $2.8 million decrease in other current assets, a $1.5 million increase in other noncurrent liabilities and a $0.5 million decrease in other non-current assets.

Investing Activities

For the six months ended June 30, 2025, net cash provided by investing activities was $54.0 million, attributable to proceeds from maturities of available-for-sale investments of $79.1 million, partially offset by purchase of investments of $23.4 million and purchase of property, plant and equipment of $1.8 million.

Financing Activities

For the six months ended June 30, 2025, net cash used in financing activities was attributable to payment of taxes withheld on net settlement of restricted stock units, partially offset by proceeds from option exercises.

Off-Balance Sheet Arrangements

As of June 30, 2025, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

For the six months ended June 30, 2025 there were no significant changes to our critical accounting estimates except for as described below. For a more detailed discussion of our critical accounting policies and estimates, please refer to our 2024 Form 10-K and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Warrants and Share Subscriptions

The Company accounts for warrants and other equity-linked contracts (i.e., share subscriptions) as equity or liability-classified instruments based on an assessment of the instrument’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815-40, Derivatives and Hedging – Contract in Entity’s Own Equity (“ASC 815-40”).

The Company first assesses whether a freestanding equity-linked instrument should be classified as a liability pursuant to ASC 480 when the instrument is mandatorily redeemable, obligates the issuer to settle an instrument or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares and such settlement scenario is predominantly likely to occur.

If an equity-linked instrument does not trigger liability classification under ASC 480, the Company assesses whether the instrument meets all requirements for equity classification under ASC 815-40, including whether the instrument is indexed to the Company’s own common stock, among other conditions for equity classification. If not, the instrument is classified as a liability and is further analyzed to determine whether the instrument represents a derivative in its entirety. This assessment requires the use of professional judgment and requires reassessment of an instrument’s classification at each reporting period while the instrument remains outstanding.

Equity-linked instruments that meet all equity classification conditions are recorded as a component of additional paid-in capital at issuance. Equity-linked instruments accounted for as liabilities are recognized and measured at fair value at inception and each reporting period the instrument remains outstanding. Any excess fair value over proceeds to be realized from the equity-linked instruments entered into at arm’s length, along with any changes in fair value, as determined at each reporting period, are recorded as a component of fair value loss on share subscription liability on the consolidated statements of operations and comprehensive loss. Changes in fair value are reported on the consolidated statements of cash flows as a non-cash reconciling item between net loss and net cash flows from operating activities.

Provision for Anticipated Losses on Contracts

When estimated contract costs exceed expected consideration under contracts with a customer, the Company evaluates whether the nature of the contract is in the scope of Accounting Standards Codification (“ASC”) 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts(“ASC 605-35”). If ASC 605-35 applies, the Company recognizes a provision for the entire anticipated losses on contracts as soon as the loss becomes evident. In determining the anticipated losses, the Company considers the principles in ASC 606-10-32-2 through 32-27 (except for the guidance in paragraphs 606-10-32-11 through 32-13 on constraining estimates of variable consideration) to determine the transaction price, adjusted to reflect the effects of the customer's credit risk. The costs used in arriving at the estimated loss on a contract shall include all costs of the type allocable to contracts under paragraphs 340-40-25-5 through 25-8.

The provision for anticipated losses on contracts of $2.3 million is classified as a current liability and $1.5 million is classified as a noncurrent liability on the consolidated balance sheet and as a component of cost of revenue on the condensed consolidated statements of operations and comprehensive loss.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Our business, reputation, results of operations and financial condition, as well as the price of our common stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2024 Form 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, our business, reputation, results of operations and financial condition, as well as the price of our common stock, can be materially and adversely affected. There have been no material changes to our risk factors since the 2024 Form 10-K, other than the following:

Our growth depends in part on the success of our strategic partnerships with third parties.

From time to time, we enter into strategic partnerships with third parties to enhance and extend our capabilities in the ordinary course of our business. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources.

For example, in May 2025, we entered into a share subscription agreement with LG Innotek Co., Ltd. for aggregate gross proceeds of approximately $32.5 million. This private placement is expected to close in August 2025. In connection with the Private Placement, we entered into a joint development agreement with LGIT, with the goal of establishing a strategic partnership to bring Aeva’s 4D LiDAR into new industrial and consumer markets. We may never achieve or realize the anticipated financial and other benefits of the strategic partnership with LGIT.

If we are unsuccessful in establishing or maintaining strategic partnerships, or if our strategic partnerships fail to perform as expected, our ability to compete or to grow our revenue could be impaired, which could adversely affect our business, financial condition, and results of operations. Even if we are successful, we cannot assure you that these relationships will result in increased production of our products, development of new products, or increased revenue.

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Stock Market (“NASDAQ”). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting, and to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of The Sarbanes-Oxley Act (“Section 404”). As a result of no longer qualifying as an “emerging growth company” and becoming a large accelerated filer, we are also required to comply with, among other requirements, the auditor attestation requirements of Section 404 as of December 31, 2025.

In order to maintain and improve the effectiveness of our controls and procedures we have expended, and expect that we will continue to expend, significant resources, including accounting-related costs, and provide significant management oversight, as we continue to refine our controls and procedures to comply with the demands placed upon us as a public company, including the requirements of Section 404. Our current controls and any new controls that we develop may be inadequate. Further, weaknesses or deficiencies in our internal controls have been identified in the past and may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet reporting obligations and may result in a restatement of our financial statements. Ineffective controls and procedures could also result in loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our stock price, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

Ownership of Aeva is concentrated in our management.

As of the date of this Quarterly Report on Form 10-Q, our officers and directors, as well as entities they are affiliated with or control, beneficially own or control approximately 49.4% of our outstanding shares of common stock. This ownership does not reflect convertible securities underlying shares of common stock. The change from prior periods reflects the fact that certain shares owned by Mr. Rezk were pledged as collateral for a loan and this pledge is now the subject of a dispute. Based on the information provided to Mr. Rezk, we and Mr. Rezk believe that the pledged shares may have been sold prior to June 2025. Neither we nor Mr. Rezk makes any assertion as to the outcome of that dispute.

This concentrated ownership and control by our management could adversely affect the status and perception of our common stock and/or warrants. In addition, any material sales of common stock of our management, or even the perception that such sales will occur, could cause a material decline in the trading price of our common stock and/or warrants. Due to this ownership concentration, our management has significant influence on all matters requiring stockholder approval, including the election of directors, the approval of mergers or acquisitions, and other significant corporate transactions. Any person acquiring our common stock most likely will have no effective voice in the management of our company. This ownership concentration also could delay or prevent a change of control of the company, which could deprive our stockholders from receiving a premium for their common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act), except as follows:

On May 18, 2025, Saurabh Sinha, our Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan, Mr. Sinha's Rule 10b5-1 Trading Plan provides for the sale of up to 268,086 shares of our Common Stock from August 17, 2025, until May 30, 2026, or earlier if all transactions under the Rule 10b5-1 Trading Plan are completed.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2025 by our directors and Section 16 officers.

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

3.3	Amended and Restated By-laws of Aeva Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).
10.1*	Second Amendment to Standby Equity Purchase Agreement, dated May 15, 2025, by and among the Company and investment entities affiliated with Sylebra Capital Limited.
10.2*	Third Amendment to Standby Equity Purchase Agreement, dated June 30, 2025, by and among the Company and investment entities affiliated with Sylebra Capital Limited.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEVA TECHNOLOGIES, INC.

Date: August 5, 2025	By:	/s/Soroush Salehian Dardashti
Soroush Salehian Dardashti
Chief Executive Officer

Date: August 5, 2025	By:	/s/ Saurabh Sinha
Saurabh Sinha
Chief Financial Officer