Form 10-Q
period 2025-09-30
Aeva Technologies, Inc.
filed 2025-11-07
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 60,079,908 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding future events and our future results that are subject to the safe harbors created under the Securities Act and the Exchange Act. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “goal,” “plan,” “intend,” “expect,” “seek”, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, together with any updates in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$45,688	$28,864
Marketable securities	3,200	83,143
Accounts receivable	1,946	1,187
Inventories	4,949	2,345
Other current assets	10,647	7,761
Total current assets	66,430	123,300
Operating lease right-of-use assets	6,032	3,826
Property, plant and equipment, net	12,270	10,332
Intangible assets, net	1,050	1,725
Other noncurrent assets	7,013	8,306
Total assets	$92,795	$147,489
Liabilities and stockholders' equity
Accounts payable	$4,413	$5,453
Accrued liabilities	9,786	5,710
Accrued employee costs	3,573	5,783
Lease liability, current portion	1,543	3,039
Other current liabilities	1,555	19,174
Total current liabilities	20,870	39,159
Lease liability, noncurrent portion	4,581	720
Warrant liability	33,611	8,258
Other non-current liability	515	—
Total liabilities	59,577	48,137
Commitments and contingencies (Note 15)
Convertible preferred stock $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 60,008 and 54,140 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	765,187	711,160
Accumulated other comprehensive gain	-	47
Accumulated deficit	(731,975)	(611,861)
Total stockholders' equity	33,218	99,352
Total liabilities and stockholders' equity	$92,795	$147,489

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$3,579	$2,250	$12,458	$6,369
Cost of revenue	3,149	2,971	14,438	9,330
Gross profit (loss)	430	(721)	(1,980)	(2,961)
Operating expenses:
Research and development expenses	22,164	27,116	66,574	78,324
General and administrative expenses	9,624	8,456	24,810	25,530
Selling and marketing expenses	1,803	1,583	5,138	5,818
Litigation settlement, net	—	—	—	11,500
Total operating expenses	33,591	37,155	96,522	121,172
Operating loss	(33,161)	(37,876)	(98,502)	(124,133)
Interest income	385	1,770	2,011	6,327
Change in fair value of warrant liability	68,524	(1,263)	(25,354)	1,817
Fair value gain on settlement of share subscription liability	71,647	—	1,651	—
Other income (expense), net	166	(5)	273	19
Income (loss) before income taxes	107,561	(37,374)	(119,921)	(115,970)
Income tax provision	66	22	193	145
Net income (loss)	$107,495	$(37,396)	$(120,114)	$(116,115)
Unrealized gain (loss) on available-for-sale securities	5	352	(52)	203
Total comprehensive income (loss)	$107,500	$(37,044)	$(120,166)	$(115,912)
Net income (loss) per share
Basic	$1.86	$(0.70)	$(2.15)	$(2.18)
Diluted	$(0.52)	$(0.70)	$(2.15)	$(2.18)
Weighted-average shares used in computing net income (loss) per share
Basic	57,883,326	53,704,039	55,942,977	53,149,318
Diluted	61,087,059	53,704,039	55,942,977	53,149,318

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	other comprehensive		Accumulated	Total stockholders'
	Shares	Amount	capital	gain (loss)		deficit	equity (deficit)
Balance at December 31, 2024	54,139,560	$6	$711,160	$47		$(611,861)	$99,352
Share-based compensation	—	—	4,564	—		—	4,564
Issuance of common stock upon exercise of stock options	273	—	—	—		—	—
Issuance of common stock upon release of restricted stock units	857,209	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(47,758)	—	(183)	—		—	(183)
Unrealized loss on available-for-sale securities	—	—	—	(54)		—	(54)
Net loss	—	—	—	—		(34,867)	(34,867)
Balance as of March 31, 2025	54,949,284	$6	$715,541	$(7)	`	$(646,728)	$68,812
Share-based compensation	—	—	6,024	—		—	6,024
Issuance of common stock upon exercise of stock options	50,388	—	118	—		—	118
Issuance of common stock upon release of restricted stock units	482,010	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(51,427)	—	(395)	—		—	(395)
Unrealized gain on available-for-sale securities	—	—	—	2		—	2
Net loss	—	—	—	—		(192,742)	(192,742)
Balance as of June 30, 2025	55,430,255	$6	$721,288	$(5)		$(839,470)	$(118,181)
Share-based compensation	—	—	5,940	—		—	5,940
Issuance of common stock upon exercise of stock options	3,594	—	10	—		—	10
Issuance of common stock upon release of restricted stock units	1,064,853	—	—	—		—	—
Share subscription from LGIT	3,509,719	—	37,949	—		—	37,949
Unrealized gain on available-for-sale securities	—	—	—	5		—	5
Net income	—	—	—	—		107,495	107,495
Balance as of September 30, 2025	60,008,421	$6	$765,187	$—		$(731,975)	$33,218

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	other comprehensive		Accumulated	Total stockholders'
	Shares	Amount	capital	loss		deficit	equity
Balance at December 31, 2023	52,388,961	$5	$688,124	$(87)		$(459,600)	$228,442
Share-based compensation	—	—	5,261	—		—	5,261
Issuance of common stock upon exercise of stock options	28,227	—	39	—		—	39
Issuance of common stock upon release of restricted stock units	423,869	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(25,286)	—	(55)	—		—	(55)
Unrealized loss on available-for-sale securities	—	—	—	(161)		—	(161)
Net loss		—	—	—		(35,326)	(35,326)
Balance as of March 31, 2024	52,815,771	$5	$693,369	$(248)	`	$(494,926)	$198,200
Share-based compensation	—	—	5,364	—		—	5,364
Issuance of common stock upon exercise of stock options	5,682	—	15	—		—	15
Issuance of common stock upon release of restricted stock units	411,670	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(56,463)	—	(238)	—		—	(238)
Unrealized gain on available-for-sale securities	—	—	—	12		—	12
Net loss	—	—	—	—		(43,393)	(43,393)
Balance as of June 30, 2024	53,176,660	$5	$698,510	$(236)		$(538,319)	$159,960
Share-based compensation	—	—	6,505	—		—	6,505
Issuance of common stock upon exercise of stock options	8,340	1	22	—		—	23
Issuance of common stock upon release of restricted stock units	710,300	—	—	—		—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(63,243)	—	(184)	—		—	(184)
Unrealized loss on available-for-sale securities	—	—	—	352		—	352
Net loss	—	—	—	—		(37,396)	(37,396)
Balance as of September 30, 2024	53,832,057	$6	$704,853	$116		$(575,715)	$129,260

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(120,114)	$(116,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,053	4,042
Loss on joint development agreement	3,785	—
Impairment of inventories	493	883
Change in fair value of warrant liability	25,354	(1,817)
Stock-based compensation	16,528	17,130
Amortization of right-of-use assets	2,554	2,576
Amortization of premium and accretion of discount on available-for-sale securities, net	(907)	(2,932)
Other	—	298
Changes in operating assets and liabilities:
Accounts receivable	(759)	53
Inventories	(3,097)	(634)
Other current assets	3,114	(2,557)
Other noncurrent assets	301	317
Accounts payable	(1,511)	(563)
Accrued liabilities	637	1,985
Accrued employee costs	(2,210)	(1,626)
Lease liability	(2,394)	(2,663)
Other current liabilities	(19,270)	15,608
Other noncurrent liability	515	—
Net cash used in operating activities	(92,928)	(86,015)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,099)	(2,969)
Purchase of available-for-sale securities	(25,548)	(62,848)
Proceeds from maturities of available-for-sale securities	106,349	144,108
Net cash provided by investing activities	77,702	78,291
Cash flows from financing activities:
Proceeds from issuance of stock in private placement	32,500	—
Payments of taxes withheld on net settled vesting of restricted stock units	(578)	(438)
Proceeds from exercise of stock options	128	77
Net cash provided by (used in) financing activities	32,050	(361)
Net increase (decrease) in cash and cash equivalents	16,824	(8,085)
Beginning cash and cash equivalents	28,864	38,547
Ending cash and cash equivalents	$45,688	$30,462
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$126	$116
Supplemental disclosures of non-cash investing and financing activities:
Joint development agreement receivable	$7,500	$—
Right-of-use asset obtained in exchange for lease liability	$4,760	$—
Unpaid property, plant and equipment purchases	$560	$61
Private placement shares offering cost included in accrued liabilities	$400	$—
Taxes withheld on net settled vesting of restricted stock units	$—	$39

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

The Company has funded its operations primarily through the business combination with InterPrivate Acquisition Corp. (the Company’s predecessor, which was originally incorporated in Delaware as a special purpose acquisition company (“IPV”)), on March 12, 2021 (the “Business Combination”) and issuances of stock. As of September 30, 2025, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $48.9 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $732.0 million as of September 30, 2025. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents, marketable securities, and the Standby Equity Purchase Agreement (the “Facility Agreement,” Note 10) will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

As of September 30, 2025, two customers accounted for 49%, and 13% of accounts receivable, respectively. As of December 31, 2024, five customers accounted for 18%, 16%, 13%, 11% and 10% of accounts receivable, respectively. As of September 30, 2025, one vendor accounted for 13% of the accounts payable. As of December 31, 2024, one vendor accounted for 40% of the accounts payable.

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) per share attributable to common stockholders by the weighted average number of common shares used in the net income (loss) per share calculation during the period. Diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities,

Diluted net income (loss) per share attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, including potential dilutive shares of common stock assuming the dilutive effect of outstanding instruments. The treasury stock method is used to determine the dilutive effect of including stock options, restricted stock units (“RSUs”), warrants, and share subscription liability which do not represent participating securities. Under this method, adjustments are made to the numerator for any income or loss related to liability classified warrants and share subscription liability, if dilutive, if they are presumed to be share settled.

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

Provision for Anticipated Losses on Contracts

When estimated contract costs exceed expected consideration under contracts with a customer, the Company evaluates whether the nature of the contract is in the scope of Accounting Standards Codification (“ASC”) 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts (“ASC 605-35”). If ASC 605-35 applies, the Company recognizes a provision for the entire anticipated losses on contracts as soon as the loss becomes evident. In determining the anticipated losses, the Company considers the principles in ASC 606-10-32-2 through 32-27 (except for the guidance in paragraphs 606-10-32-11 through 32-13 on constraining estimates of variable consideration) to determine the transaction price, adjusted to reflect the effects of the customer's credit risk. The costs used in arriving at the estimated loss on a contract shall include all costs of the type allocable to contracts under paragraphs 340-40-25-5 through 25-8. Provisions for anticipated losses, are classified in accrued liabilities and other non-current liabilities on the consolidated balance sheet and as a component of cost of revenue on the condensed consolidated statements of operations and comprehensive loss.

The following table presents a summary of the changes in the value of the provision for anticipated losses (in thousands):

September 30, 2025
Loss contract liability, beginning balance	$—
Provision for anticipated losses	3,785
Settlement of loss contract liability	(447)
Loss contract liability, closing balance	$3,338
Current portion	2,823
Non-current portion	515

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

Note 2. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the three months ended September 30, 2025 and 2024, based on the disaggregation criteria described above were as follows (in thousands):

	Three Months Ended September 30,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$2,806	78%	$1,886	84%
EMEA	632	18%	78	3%
APAC	141	4%	286	13%
Total	$3,579	100%	$2,250	100%

Revenue by timing of recognition:
Recognized at a point in time	$1,696	47%	$1,395	62%
Recognized over time	1,883	53%	855	38%
Total	$3,579	100%	$2,250	100%

Total revenue for the nine months ended September 30, 2025 and 2024, based on the disaggregation criteria described above were as follows (in thousands):

	Nine Months Ended September 30,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$10,670	86%	$5,511	87%
EMEA	1,173	9%	347	5%
APAC	615	5%	511	8%
Total	$12,458	100%	$6,369	100%

Revenue by timing of recognition:
Recognized at a point in time	$8,380	67%	$4,503	71%
Recognized over time	4,078	33%	1,866	29%
Total	$12,458	100%	$6,369	100%

The revenue recognized at a point in time was related to product revenue and revenue recognized over time was from non-recurring engineering services.

For the three months ended September 30, 2025, three customers accounted for 28%, 21% and 11% of the Company’s revenue, respectively. For the three months ended September 30, 2024, one customer accounted for 67% of the Company’s revenue.

For the nine months ended September 30, 2025, two customers accounted for 40% and 16% of the Company’s revenue, respectively. For the nine months ended September 30, 2024, two customers accounted for 60% and 19% of the Company’s revenue, respectively.

Contract Assets and Contract Liabilities

As of September 30, 2025 and December 31, 2024, the Company had contract assets of $0.8 million and $0.1 million, respectively, included in other current assets. As of September 30, 2025, and December 31, 2024, the Company had contract liabilities of $0.3 million and $4.0 million, respectively, included in other current liabilities.

Remaining Performance Obligations

As of September 30, 2025, the total amount of the transaction price allocated to unsatisfied performance obligations for contracts with an original duration greater than one year was $42.4 million, of which approximately 17% is expected to be recognized as revenue over the next 12 months, and the remainder thereafter. Total revenue estimates are based on negotiated contract prices and demand quantities, and could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. Accordingly, the actual revenue recognized for the remaining performance obligation in future periods may significantly fluctuate from these estimates.

Note 3. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy:

	September 30, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$28,941	$—	$—	$28,941	$28,941	$—

Level 1
Money market funds	10,551	—	—	10,551	10,551	—

Level 2
U.S. Treasury securities	8,396	—	—	8,396	6,196	2,200
Commercial paper	1,000	—	—	1,000	—	1,000
Subtotal	9,396	—	—	9,396	6,196	3,200
Total assets	$48,888	$—	$—	$48,888	$45,688	$3,200

Liabilities
Level 3
Warrant liability	$—	$—	$—	$33,611	$—	$—
Total liabilities	$—	$—	$—	$33,611	$—	$—

	December 31, 2024
	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$14,237	$—	$—	$14,237	$14,237	$—

Level 1
Money market funds	10,645	—	—	10,645	10,645	—

Level 2
U.S. Government securities	17,492	14	(2)	17,504	—	17,504
U.S. Treasury securities	10,957	6	—	10,963	2,000	8,963
Commercial paper	12,711	9	(4)	12,716	1,982	10,734
Corporate bonds	45,918	31	(7)	45,942	—	45,942
Subtotal	87,078	60	(13)	87,125	3,982	83,143
Total assets	$111,960	$60	$(13)	$112,007	$28,864	$83,143

Liabilities
Level 3
Warrant liability	—	—	—	$8,258	—	—
Total liabilities	$—		$—	$8,258	$—	$—

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

The following table presents a summary of the changes in the fair value of the Series A and private placement warrants (in thousands):

	September 30, 2025	December 31, 2024
Fair value, beginning balance	$8,258	$6,772
Change in the fair value of Series A warrants	25,379	1,500
Change in the fair value of private placement warrants	(26)	(14)
Fair value, closing balance	$33,611	$8,258

The following table presents a summary of the changes in the fair value of the share subscription liability (in thousands):

September 30, 2025
Fair value, beginning balance	$—
Fair value loss at inception of share subscription agreement	8,632
Change in the fair value loss on share subscription liability	(2,783)
Settlement of share subscription liability	(5,849)
Fair value, closing balance	$—

The key inputs into the Black-Scholes option pricing model for the private placement warrants were as follows for the relevant periods:

	September 30, 2025	December 31, 2024
Expected term (years)	0.5	1.2
Expected volatility	100.0%	90.0%
Risk-free interest rate	3.83%	4.21%
Dividend yield	0%	0%
Exercise Price	$57.50	$57.50

The key inputs into the Black-Scholes option pricing model for the Series A warrants were as follows for the relevant periods:

	September 30, 2025	December 31, 2024
Expected term (years)	2.2	3.0
Expected volatility	100.0%	90.0%
Risk-free interest rate	3.66%	4.23%
Dividend yield	0%	0%
Exercise Price	$5.00	$5.00

The key inputs into the Monte Carlo option pricing model for the share subscription liability were as follows for the relevant periods:

	August 20, 2025	May 13, 2025
Expected term (years)	0.50	0.17
Expected volatility	132.0%	104.0%
Risk-free interest rate	4.07%	4.35%
Dividend yield	0%	0%
Exercise Price	$9.26	$9.26

Note 4. Acquisition of Intangible Assets

As of September 30, 2025, expected amortization expense relating to purchased intangible assets was as follows (in thousands):

Remainder of 2025	$225
2026	825
Total future amortization	$1,050

The Company recorded amortization expense related to the acquired intangible assets of $0.2 million for each for the three months ended September 30, 2025 and 2024, and $0.7 million for each the nine months ended September 30, 2025, and 2024.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$3,107	$1,550
Work-in-progress	752	88
Finished goods	1,090	707
Total inventories	4,949	$2,345

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Computer equipment	$3,162	$3,121
Lab equipment	8,372	8,328
Leasehold improvements	3,413	3,374
Construction in progress	4,323	243
Testing equipment	2,227	1,847
Manufacturing equipment	6,338	5,597
Furniture, fixtures and other equipment	586	566
Total property, plant and equipment	$28,421	$23,076
Less: accumulated depreciation	(16,151)	(12,744)
Total property, plant and equipment, net	$12,270	$10,332

Depreciation related to property, plant, and equipment was $1.1 million and $1.1 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $3.4 million and $3.4 million for each of the nine months ended September 30, 2025, and September 30, 2024.

Note 7. Other current assets

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid expenses	$2,365	$2,287
Joint development agreement receivable	6,000	—
Vendor deposits	587	971
Contract assets	826	85
Other current assets	869	4,418
Total other current assets	$10,647	$7,761

Note 8. Other non-current assets

Other non-current assets consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Non marketable equity investments	$5,000	$5,000
Security deposit	500	815
Joint development agreement receivable	1,500	—
Other non-current assets	13	2,491
Total other non-current assets	$7,013	$8,306

In November 2023, the Company made an investment in 700,440 shares of preferred stock of a private company for a cash consideration of $5.0 million, which is classified as non-marketable equity investment. The Company’s investment in the private company represents less than 1% of total capitalization. The Company neither has significant influence over the private company nor does the investment amount to a controlling financial interest in the private company. The Company elected to apply the measurement alternative, and as such, records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes in orderly transactions. During the period ended September 30, 2025, the Company did not identify any impairment or significant observable price changes for this non-marketable equity investment.

Note 9. Other current liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Litigation settlement	$—	$14,000
Deferred revenue	293	4,001
Other current liabilities	1,262	1,173
Total other current liabilities	$1,555	$19,174

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

The preferred stock will be convertible at the option of the holders into the number of shares of common stock equal to $10,000 divided by the then-applicable conversion price. At any time after the two year anniversary of any issuance of any series of preferred stock, the Company will have the option to convert all (but not less than all) of any series of then-outstanding preferred stock by paying a make-whole payment, in either stock or cash, equal to three years of dividends, provided that the closing price of the common stock exceeds 250% of the then-applicable conversion price for at least 20 out of 30 consecutive trading days prior to the date of conversion. To the extent, if any, a conversion would result in the holder thereof becoming the beneficial owner of more than 16,248,553 shares of the Company’s outstanding common stock, the Company will issue to such holder a pre-funded warrant in the form attached to the Facility Agreement. The preferred stock will be subject to customary pre-emptive rights.

The Company’s right to request Advances is conditioned upon the Company achieving a minimum of one new passenger auto-original equipment manufacturer (“OEM”) or commercial OEM program award with at least a 50,000 unit volume, the trading price of the common stock being below $38.00 at the time of the Advance request and other customary conditions. As of September 30, 2025, all conditions to request an Advance under the Facility Agreement were met.

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

In connection with this financing, the Company also paid the entities affiliated with Sylebra, (a) a facility fee in the amount of $2.5 million, (b) an origination fee in the amount of $0.6 million, (c) an administrative fee in the amount of $0.3 million and (d) fees and expenses of Sylebra and its counsel, of approximately $0.4 million. The issuance costs related to the Facility Agreement were expensed as incurred as it failed to meet the equity classification guidance under ASC 815-40, and were deemed to be a derivative asset. The fair value of the derivative asset was not material as of and for the period ended September 30, 2025.

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

As of September 30, 2025, the Company had 3,000,000 Series A Warrants outstanding. The Series A Warrants were issued as consideration for entering into the Facility Agreement as discussed above. Each Series A Warrant is currently exercisable and expires in December 2027. Holders shall not have the right to exercise the Series A Warrants to the extent such person would beneficially own in excess of 16,428,553 shares of the Company’s outstanding common stock as adjusted immediately after giving effect to such exercise.

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

Pursuant to the LG Subscription Agreement, LGIT agreed to make a strategic investment in the Company of $32.5 million (the “LG Private Placement”) in exchange for common shares. LGIT agreed to pay a fixed price per share of $9.26 at closing (i.e., the “Long Forward”) or a price per share equal to the volume weighted average price (“VWAP”) if the VWAP for 10 days preceding the record date is less than $7.41 per share (the “Barrier Put Option”). Notwithstanding the foregoing, LGIT’s share ownership is subject to an ownership limit of 9.9% such that the price per share paid at closing would be adjusted to ensure the share ownership limit is not exceeded. The record date represents the earlier of two months following contract inception or satisfaction of all closing conditions.

The Long Forward and Barrier Put Option instrument required recognition as liability on the consolidated balance sheet because the instrument was determined not to be indexed to the Company’s common stock, as the total number of shares to be issued was not fixed. The Company recognized the instrument at fair value at contract inception and at each reporting date until settlement at closing of the LG Private Placement. The Company re-measured the fair value of the LG Private Placement as of the closing and accordingly recorded an associated gain of $71.6 million and $1.7 million for the three and nine month periods ended September 30, 2025 respectively, upon issuance of its common stock.

The LG Private Placement closed on August 20, 2025. Accordingly, the Company issued 3,509,719 shares of common stock to LGIT at a price of $9.26 per share upon receipt of gross proceeds of $32.5 million.

Pursuant to the JDA, the Company agreed to provide non-recurring engineering services to LGIT in exchange for a total consideration of $7.5 million. However, based on the contract analysis, JDA and LG Subscription Agreement were determined to be a combined contract in which all the proceeds were allocated to the LG Subscription Agreement and no proceeds were allocated to the JDA, accordingly no revenue shall be recognized for non-recurring engineering services to be provided under the JDA. See Note 2 to these condensed consolidated financial statements for details on provision for anticipated losses recognized on the JDA.

Note 11. Capital Structure

As of September 30, 2025, the Company was authorized to issue up to 422,000,000 shares of common stock, each with a par value of $0.0001 per share.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, no shares of preferred stock were issued and outstanding.

Warrants

As of September 30, 2025, the Company had 12,074,876 public warrants and 384,000 private warrants outstanding, exercisable for 2,491,775 shares of common stock. Every five public and private warrants entitles the registered holder to purchase one share of common stock at a price of $57.50 per share. Additionally, the Company also issued 3,000,000 Series A Warrants in connection with the Facility Agreement. Each Series A Warrant entitles the registered holder to purchase one share of common stock at an exercise price of $5.00 per share.

Note 12. Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic net income (loss) per share:
Net income (loss) attributable to common stockholders — Basic	$107,495	$(37,396)	(120,114)	(116,115)
Weighted average shares of common stock outstanding — Basic	57,883,326	53,704,039	55,942,977	53,149,318
Net income (loss) per share attributable to common stockholders	$1.86	$(0.70)	$(2.15)	$(2.18)

Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders — Basic	107,495	(37,396)	(120,114)	(116,115)
Less: Fair value gain on settlement of share subscription liability	(71,647)	—	—	—
Less: Change in fair value of Series A warrant liability	(67,890)	—	—	—
Net income (loss) per share attributable to common stockholders	(32,042)	(37,396)	(120,114)	(116,115)

Weighted average shares of common stock outstanding — Basic	57,883,326	53,704,039	55,942,977	53,149,318
Dilutive effect of share subscription liability	995,102	—	—	—
Dilutive effect of series A warrants	2,208,631	—	—	—
Weighted average shares of common stock outstanding — Diluted	61,087,059	53,704,039	55,942,977	53,149,318

Net income (loss) per share attributable to common stockholders	$(0.52)	$(0.70)	$(2.15)	$(2.18)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock options issued and outstanding	2,316,417	2,372,083	2,316,417	2,372,083
Restricted stock units	7,608,429	6,615,696	7,608,429	6,615,696
Performance-based restricted stock units	1,911,765	1,911,765	1,911,765	1,911,765
Common stock warrants	2,491,775	2,491,775	2,491,775	2,491,775
Series A warrants	—	3,000,000	3,000,000	3,000,000
Total	14,328,386	16,391,319	17,328,386	16,391,319

Note 13. Stock-based Compensation

Stock Options

Aeva, Inc. adopted the 2016 Stock Incentive Plan in 2016 (the “2016 Plan”). Under the 2016 Plan, the board of directors of Aeva, Inc. granted awards, including incentive stock options, non-qualified stock options and restricted stock units (“RSUs”), to employees. In connection with the Business Combination, the Company assumed the 2016 Plan and all awards outstanding under the 2016 Plan, and adopted the 2021 Incentive Award Plan (the “2021 Plan” and together with the 2016 Plan, the “Stock Plans”) under which incentive stock options, non-qualified stock options and RSU may be granted to employees. Under the Stock Plans, the Company had 329,324 shares available for issuance as of September 30, 2025.

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

A summary of the Company’s stock option activity, for the nine months ended September 30, 2025, was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	2,370,672	$2.81	4.75	$6,055
Exercised	(54,255)	2.37	—	—
Outstanding as of September 30, 2025	2,316,417	$2.82	4.01	$27,078
Vested and exercisable as of September 30, 2025	2,304,169	$2.75	4.00	$27,078
Vested and expected to vest as of September 30, 2025	2,316,417	$2.82	4.01	$27,078

There were no options granted during the nine months ended September 30, 2025. Additionally, there were no more awards available for grant under the 2016 Plan, since the 2016 Plan was replaced by the 2021 Plan. As of September 30, 2025, the Company had $0.1 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 0.2 years.

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

In May 2023, the Company granted a total of 1,176,471 PBRSUs pursuant to the 2021 Plan to certain executives that vest on achieving certain operational milestones as defined in the individual grant agreements subject to continued employment through 2025. Stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. If satisfaction of the performance condition is not probable, stock-based compensation cost recognition is deferred until it becomes probable. The Company reassesses the probability as to whether satisfaction of the performance condition is probable on a quarterly basis, and stock-based compensation cost is adjusted based on the portion of the requisite service provided. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest or the performance period lapses. The weighted-average grant date PBRSU fair value of $5.10 per share is determined based upon the market closing price of the Company’s common stock on the date of grant. As of September 30, 2025, the total unrecognized compensation expense related to the performance-based PBRSUs was $0.6 million, which is expected to be amortized over a weighted-average period of 0.3 years.

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

September 30, 2025
Expected term (years)	0.5 - 4.7
Expected volatility	70.9%
Risk-free interest rate	3.29%
Dividend yield	0%
Share price	$5.10

As of September 30, 2025, the total unrecognized compensation expense related to the market-based PBRSUs was $0.4 million, which is expected to be amortized over a weighted-average period of 2.1 years.

The following table summarizes the Company's RSU activity (excluding PBRSUs) for the nine months ended September 30, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	6,549,869	$5.48
Granted	4,603,667	7.78
Released	(2,404,072)	6.73
Forfeited	(1,141,035)	5.80
Outstanding as of September 30, 2025	7,608,429	$6.43

As of September 30, 2025, the Company had $43.6 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted-average period of 2.7 years.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$51	$42	$114	$208
Research and development expenses	3,531	4,261	9,942	12,439
General and administrative expenses	2,219	1,983	5,944	3,803
Selling and marketing expenses	139	219	528	680
Total	$5,940	$6,505	$16,528	$17,130

Note 14. Income Taxes

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the nine months ended September 30, 2025, the Company recognized a $0.2 million provision for income taxes related to foreign operations.

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

On July 4, 2025, the President signed H.R. 1, commonly referred to as the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for favorable deductibility of certain business expenses, including the immediate expensing of domestic R&D expenditures, reinstatement of one hundred percent bonus depreciation, and more favorable rules for determining the limitation on business interest expense deductions. These changes are generally effective for tax years beginning after December 31, 2024, with other provisions of the law effectuated in later years. The law change has no impact to the Company's income tax provision calculation due to the Company's full valuation allowance position for its federal and state jurisdictions.

Note 15. Commitments and Contingencies

Leases

The weighted-average remaining lease terms were 3.38 years and 1.2 years as of September 30, 2025 and December 31, 2024, respectively. The weighted-average discount rate was 8.50% as of September 30, 2025 and 6.04% as of December 31, 2024, respectively. Operating lease cost for the three months ended September 30, 2025, and 2024, was $0.7 million and $1.1 million, respectively. Operating lease cost for the nine months ended September 30, 2025, and 2024, was $2.8 million and $3.2 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2025 (in thousands):

Operating Leases
Remainder of 2025	$553
2026	1,895
2027	1,878
2028	1,943
2029	825
Total minimum lease payments	7,094
Less: imputed interest	(970)
Total lease liability	$6,124

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

On July 2, 2024, the Company and the parties to the Delaware Stockholder Litigation entered into a term sheet, and on December 6, 2024 entered into a formal settlement agreement, which was further amended on April 28, 2025 for submission to the Delaware Court of Chancery, and which will be subject to court approval, to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, the Company agreed to pay a total settlement cost of $14.0 million in exchange for a release of all claims related to the business combination. The settlement is being paid pursuant to the Company’s indemnification obligations and from available director and officer insurance policies. On September 12, 2025, the Delaware Court of Chancery issued a final order approving the terms and conditions set forth in the settlement agreement.

As of September 30, 2025, the Company has paid in full the $14.0 million of accrued liability in connection with the settlement of the Delaware Stockholder Litigation. The Company has also recovered $2.5 million from an insurance carrier. Legal costs incurred in connection with the Delaware Stockholder Litigation have been expensed as incurred and are reflected within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

The table below presents the Company's consolidated operating results including segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$3,579	$2,250	$12,458	$6,369
Less:
Stock-based compensation expense (1)	5,940	6,505	16,528	17,130
Loss on joint development agreement (2)	—	—	3,785	—
Cost of revenue (excluding 1 and 2)	3,098	2,929	10,539	9,122
Research and development expenses (excluding 1)	18,633	22,855	56,632	65,885
General and administrative expenses (excluding 1)	7,405	6,473	18,866	21,727
Selling and marketing expenses (excluding 1)	1,664	1,364	4,610	5,138
Legal settlement, net	—	—	—	11,500
Loss from Operations	(33,161)	(37,876)	(98,502)	(124,133)
Change in fair value of warrant liability	68,524	(1,263)	(25,354)	1,817
Fair value gain on settlement of share subscription liability	71,647	—	1,651	—
Interest income	385	1,770	2,011	6,327
Other income (expense), net	166	(5)	273	19
Income tax provision	(66)	(22)	(193)	(145)
Net income (loss)	$107,495	$(37,396)	$(120,114)	$(116,115)

Revenues from External Customers

Revenue from customers outside the United States were 22% and 16% of total revenue for the three months ended September 30, 2025 and September 30, 2024, respectively. Revenue from customers outside the United States were 14% and 13% of total revenue for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Long-Lived Assets

The following table sets forth the Company’s property, plant, and equipment, net by geographic region (in thousands):

	September 30,	December 31,
	2025	2024
North America	$8,264	$6,645
Asia	4,006	3,687
Total	$12,270	$10,332

Note 17. Subsequent Event

On November 4, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain funds affiliated with Apollo Global Securities, LLC relating to the sale of Convertible Senior Notes (the “Notes”) in an aggregate principal amount of $100 million due in 2032. The Notes are guaranteed by Aeva, Inc., a wholly owned subsidiary of the Company. The transactions contemplated by the Securities Purchase Agreement closed on November 6, 2025 (the “Closing Date”).

The Notes were issued pursuant to an indenture, dated as of November 6, 2025, by and among the Company, Aeva, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee and are senior, unsecured obligations of the Company. Interest on the Notes began accruing on the Closing Date and is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026, at a rate of 4.375% per year.

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

Fair value of share subscription liability

Fair value of share subscription liability consists of increases or decreases in the fair value of the instrument under the LG Subscription Agreement (as defined in Note 10 to our condensed consolidated financial statements), which was classified as a liability until settlement of the LG Private Placement (as defined in Note 10 to our condensed consolidated financial statements) because the instrument was not considered indexed to our common stock as the total number of shares to be issued was not initially fixed.

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

Comparison of the Three Months Ended September 30, 2025, and 2024

The following table sets forth our results of operations data for the periods presented:

	Three Months Ended September 30,
	2025	2024	Change $	Change %
	(in thousands, except percentages)
Revenue	$3,579	$2,250	1,329	59%
Cost of revenue	3,149	2,971	178	6%
Gross profit (loss)	430	(721)	1,151	(160)%
Operating expenses:
Research and development expenses	22,164	27,116	(4,952)	(18)%
General and administrative expenses	9,624	8,456	1,168	14%
Selling and marketing expenses	1,803	1,583	220	14%
Total operating expenses	33,591	37,155	(3,564)	(10)%
Loss from operations	(33,161)	(37,876)	4,715	(12)%
Interest income	385	1,770	(1,385)	(78)%
Change in fair value of warrant liability	68,524	(1,263)	69,787	(5525)%
Fair value gain on settlement of share subscription liability	71,647	—	71,647	100%
Other income (expense), net	166	(5)	171	(3420)%
Net income (loss) before taxes	107,561	(37,374)	144,935	(388)%
Income tax provision	66	22	44	200%
Net income (loss)	$107,495	$(37,396)	144,891	(387)%

Revenue

Revenue increased by $1.3 million, or 59% during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily due to an increase in the total number of units sold and an increase in non-recurring engineering revenue recognized during the current period, which is dependent upon the timing of the work performed for our customers.

Cost of revenue

Cost of revenue increased by $0.2 million, or 6%, during the three months ended September 30, 2025, from the three months ended September 30, 2024. The increase was primarily due to an increase in the production cost related to units sold and non-recurring engineering revenue recognized during the current period as compared to the prior period, partially offset by lower manufacturing overhead cost resulting from improved production efficiency.

Operating expenses

Research and development expenses

Research and development expenses decreased by $5.0 million, or 18%, to $22.1 million for the three months ended September 30, 2025, from $27.1 million for the three months ended September 30, 2024. The decrease was primarily due to a $4.6 million decrease in research and development material expense, a $1.7 million decrease in payroll related expense, a $0.7 million decrease in stock based compensation expense, a $0.2 million decrease in consulting expense, a $0.2 million decrease in depreciation expense, a $0.2 million decrease in facility expense, and a $0.2 million decrease in software license expense, partially offset by a $2.8 million increase in research and development services.

General and administrative expenses

General and administrative expenses increased by $1.2 million, or 14%, to $9.6 million for the three months ended September 30, 2025, from $8.5 million for the three months ended September 30, 2024. The increase was primarily due to a $1.2 million increase in professional fees, a $0.5 million increase in payroll related expense, and a $0.1 million increase in software license expense, partially offset by a $0.5 million decrease in legal expense, and a $0.1 decrease in facility expense.

Selling and marketing expenses

Selling and marketing expenses increased by $0.2 million, or 14%, to $1.8 million for the three months ended September 30, 2025, from $1.6 million for the three months ended September 30, 2024. The increase was primarily due to a $0.2 million increase in marketing expense.

Interest income

Interest income decreased by $1.4 million, or 78%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was due to a decrease in the overall balance of interest-bearing cash equivalents and marketable securities for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Change in fair value of warrant liability

The change during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was due to a $69.2 million decrease in the fair value of the Series A warrants issued in connection with the Facility Agreement and a $0.6 million decrease in fair value of private placement warrants.

Fair value gain on settlement of share subscription liability

The fair value gain on settlement of share subscription liability of $71.6 million during the three months ended September 30, 2025 reflects a decrease in the fair value of the instrument under the LG Subscription Agreement that was settled during the three months ended September 30, 2025.

Other income (expense), net

Other income increased by $0.2 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, due to gain on foreign currency transactions.

Comparison of the Nine Months Ended September 30, 2025, and 2024

The following table sets forth our results of operations data for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change $	Change %
	(in thousands, except percentages)
Revenue	$12,458	$6,369	6,089	96%
Cost of revenue	14,438	9,330	5,108	55%
Gross loss	(1,980)	(2,961)	981	(33)%
Operating expenses:
Research and development expenses	66,574	78,324	(11,750)	(15)%
General and administrative expenses	24,810	25,530	(720)	(3)%
Selling and marketing expenses	5,138	5,818	(680)	(12)%
Litigation settlement, net	—	11,500	(11,500)	(100)%
Total operating expenses	96,522	121,172	(24,650)	(20)%
Loss from operations	(98,502)	(124,133)	25,631	(21)%
Interest income	2,011	6,327	(4,316)	(68)%
Change in fair value of warrant liability	(25,354)	1,817	(27,171)	(1,495)%
Fair value gain on settlement of share subscription liability	1,651	—	1,651	100%
Other income (expense), net	273	19	254	1,337%
Net loss before taxes	(119,921)	(115,970)	(3,951)	3%
Income tax provision	193	145	48	33%
Net loss	$(120,114)	$(116,115)	$(3,999)	3%

Revenue

Revenue increased by $6.1 million, or 96%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily due to an increase in the total number of units sold and an increase in non-recurring engineering revenue recognized during the current period, which is dependent upon the timing of the work performed for our customers.

Cost of revenue

Cost of revenue increased by $5.1 million, or 55%, during the nine months ended September 30, 2025, from the nine months ended September 30, 2024. The increase was primarily due to a $3.8 million loss recognized on a joint development agreement and also due to an increase in the production cost related to units sold and non-recurring engineering revenue recognized during the current period as compared to the prior period.

Operating expenses

Research and development expenses

Research and development expenses decreased by $11.8 million, or 15%, to $66.5 million for the nine months ended September 30, 2025, from $78.3 million for the nine months ended September 30, 2024. The decrease was primarily due to a $6.8 million decrease in payroll related expense, a $6.4 million decrease in research and development material expense, a $2.5 million decrease in stock based compensation expense, a $0.7 million decrease in consulting expense, a $0.3 million decrease in depreciation expense and a $0.1 million decrease in software license expense, partially offset by a $5.0 million increase in research and development services expense.

General and administrative expenses

General and administrative expenses decreased by $0.7 million, or 3%, to $24.8 million for the nine months ended September 30, 2025, from $25.5 million for the nine months ended September 30, 2024. The decrease was primarily due to a $1.8 million decrease in legal fees, a $0.6 million decrease in payroll related expense, a $0.3 million decrease in insurance expense, a $0.4 million decrease in other employee related expense, a $0.1 million decrease in other taxes and a $0.1 million decrease in travel expense, partially offset by a $2.1 million increase in stock based compensation expense, a $0.3 million increase in software license expense, and a $0.2 increase in facility expense.

Selling and marketing expenses

Selling and marketing expenses decreased by $0.7 million, or 12%, to $5.1 million for the nine months ended September 30, 2025, from $5.8 million for the nine months ended September 30, 2024. The decrease was primarily due to a $0.4 million decrease in payroll related expense, a $0.2 million decrease in marketing expense and a $0.1 million decrease in stock based compensation expense.

Interest income

Interest income decreased by $4.3 million, or 68%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was due to a decrease in the overall balance of interest-bearing cash equivalents and marketable securities for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Change in fair value of warrant liability

The change during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was due to a $25.4 million increase in the fair value of the Series A warrants issued in connection with the Facility Agreement.

Fair value gain on settlement of share subscription liability

The fair value gain on settlement of share subscription liability of $1.7 million during the nine months ended September 30, 2025 represented the net gain recognized from inception to settlement of the instrument under the LG Subscription Agreement.

Other income (expense), net

Other income increased by $0.3 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to gain on foreign currency transactions.

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

On July 2, 2024, Aeva and the parties to the Delaware Stockholder Litigation entered into a term sheet, and on December 6, 2024 entered into a formal settlement agreement, which will be subject to court approval, to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, we agreed to pay a total settlement cost of $14.0 million in exchange for a release of all claims. The settlement is being paid pursuant to our indemnification obligations and from available director and officer insurance policies. As of September 30, 2025, we have paid in full the $14.0 million previously accrued in connection with the settlement of the Delaware Stockholder Litigation. We have also recovered $2.5 million from an insurance carrier. On September 12, 2025, the Delaware Court of Chancery issued a final order approving the terms and conditions set forth in the settlement agreement. See Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about the Delaware Stockholder Litigation.

On May 13, 2025, we entered into a subscription agreement with LGIT, a company organized under the laws of the Republic of Korea, pursuant to which we agreed to sell and issue to LGIT in a private placement an aggregate of 3,509,719 shares of common stock for aggregate gross proceeds of approximately $32.5 million. In connection with the Private Placement, we entered into a joint development agreement with LGIT, and intend to form a strategic partnership with LGIT to bring Aeva’s 4D LiDAR into new industrial and consumer markets. The private placement closed on August 20, 2025. Accordingly, we issued 3,509,719 shares of common stock to LGIT at a price of $9.26 per share on receipt of gross proceeds of $32.5 million.

To date, we have incurred negative cash flows from operating activities and incurred losses from operations as reflected in our accumulated deficit of $732.0 million as of September 30, 2025. We expect to continue to incur operating losses due to continued investments that we intend to make in our business, including development of products. As of September 30, 2025, we had cash and cash equivalents and marketable securities totaling $48.9 million. We also have the ability to draw on the Facility Agreement up to $125.0 million through November 8, 2026 in exchange for the issuance of preferred shares, and we intend to draw down on the Facility Agreement if and as required by our capital needs. As of September 30, 2025, all conditions to draw under the Facility Agreement were met. We believe that our sources of liquidity, including financing available to us through the Facility Agreement will be sufficient to fund our operating and capital expenditure for at least 12 months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash used in operating activities	$(92,928)	$(86,015)
Cash provided by investing activities	77,702	78,291
Net cash provided by (used in) financing activities	32,050	(361)
Net increase (decrease) in cash and cash equivalents	$16,824	$(8,085)

Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $92.9 million, attributable to a net loss of $120.1 million and a net change in operating assets and liabilities of $24.7 million, partially offset by non-cash charges of $51.9 million. Non-cash charges primarily consisted of $25.4 million change in the fair value of warrant liability, $16.5 million in stock-based compensation, $3.8 million of loss on joint development agreement, $4.1 million in depreciation and amortization expense, and $2.6 million in amortization of right of use assets, partially offset by a $0.9 million in accretion of discount on available for sale securities. The change in net operating assets and liabilities was primarily due to a $19.3 million decrease in other current liabilities, a $1.5 million decrease in accounts payable, a $3.1 million increase in inventories, a $2.2 million decrease in accrued employee costs, a $2.4 million decrease in lease liability, and a $0.8 million increase in accounts receivable, partially offset by a $3.1 million decrease in other current assets, a $0.6 million increase in accrued liabilities, a $0.5 million increase in other noncurrent liabilities and a $0.3 million decrease in other non-current assets.

Investing Activities

For the nine months ended September 30, 2025, net cash provided by investing activities was $77.7 million, attributable to proceeds from maturities of available-for-sale investments of $106.3 million, partially offset by purchase of investments of $25.5 million and purchase of property, plant and equipment of $3.1 million.

Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was attributable to proceeds of $32.5 million from the issuance of common shares pursuant to the LGIT transaction, and $0.1 million of proceeds from option exercises, partially offset by $0.6 million payment of taxes withheld on net settlement of restricted stock units.

Off-Balance Sheet Arrangements

As of September 30, 2025, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

For the nine months ended September 30, 2025 there were no significant changes to our critical accounting estimates except for as described below. For a more detailed discussion of our critical accounting policies and estimates, please refer to our 2024 Form 10-K and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Warrants and Share Subscriptions

We account for warrants and other equity-linked contracts (i.e., share subscriptions) as equity or liability-classified instruments based on an assessment of the instrument’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815-40, Derivatives and Hedging – Contract in Entity’s Own Equity (“ASC 815-40”).

We first assess whether a freestanding equity-linked instrument should be classified as a liability pursuant to ASC 480 when the instrument is mandatorily redeemable, obligates the issuer to settle an instrument or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares and such settlement scenario is predominantly likely to occur.

If an equity-linked instrument does not trigger liability classification under ASC 480, we assess whether the instrument meets all requirements for equity classification under ASC 815-40, including whether the instrument is indexed to our own common stock, among other conditions for equity classification. If not, the instrument is classified as a liability and is further analyzed to determine whether the instrument represents a derivative in its entirety. This assessment requires the use of professional judgment and requires reassessment of an instrument’s classification at each reporting period while the instrument remains outstanding.

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

Provision for Anticipated Losses on Contracts

When estimated contract costs exceed expected consideration under contracts with a customer, we evaluate whether the nature of the contract is in the scope of Accounting Standards Codification (“ASC”) 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts(“ASC 605-35”). If ASC 605-35 applies, we recognize a provision for the entire anticipated losses on contracts as soon as the loss becomes evident. In determining the anticipated losses, we consider the principles in ASC 606-10-32-2 through 32-27 (except for the guidance in paragraphs 606-10-32-11 through 32-13 on constraining estimates of variable consideration) to determine the transaction price, adjusted to reflect the effects of the customer's credit risk. The costs used in arriving at the estimated loss on a contract shall include all costs of the type allocable to contracts under paragraphs 340-40-25-5 through 25-8.

The Private Placement closed on August 20, 2025. Accordingly, we issued 3,509,719 shares of common stock to LGIT at a price of $9.26 per share on receipt of gross proceeds of $32.5 million. See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details on the provision for anticipated losses recognized on the JDA contract.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

For example, in August 2025, we closed a private placement with LG Innotek Co., Ltd. for aggregate gross proceeds of approximately $32.5 million. In connection with the private placement, we entered into a joint development agreement with LGIT, with the goal of establishing a strategic partnership to bring Aeva’s 4D LiDAR into new industrial and consumer markets. We may never achieve or realize the anticipated financial and other benefits of the strategic partnership with LGIT. Additionally, the cash payments we receive from LGIT in connection with the non-recurring engineering services we perform under the strategic partnership cannot be recognized as revenue under GAAP.

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

As of the date of this Quarterly Report on Form 10-Q, our officers and directors, as well as entities they are affiliated with or control, beneficially own or control approximately 37.1% of our outstanding shares of common stock. This ownership does not reflect convertible securities underlying shares of common stock. The beneficially owned shares outstanding does not include certain shares owned by Mr. Rezk that were pledged as collateral for a loan and this pledge is now the subject of a dispute. Based on the information provided to Mr. Rezk, we and Mr. Rezk believe that the pledged shares may have been sold prior to June 2025. Neither we nor Mr. Rezk make any assertion as to the outcome of that dispute.

This concentrated ownership and control by our management could adversely affect the status and perception of our common stock and/or warrants. In addition, any material sales of common stock by our management, or even the perception that such sales will occur, could cause a material decline in the trading price of our common stock and/or warrants. Due to this ownership concentration, our management has significant influence on all matters requiring stockholder approval, including the election of directors, the approval of mergers or acquisitions, and other significant corporate transactions. Any person acquiring our common stock most likely will have no effective voice in the management of our company. This ownership concentration also could delay or prevent a change of control of the company, which could deprive our stockholders from receiving a premium for their common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2025, we issued 3,509,719 shares of common stock for cash in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

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

AEVA TECHNOLOGIES, INC.

Date: November 6, 2025	By:	/s/Soroush Salehian Dardashti
Soroush Salehian Dardashti
Chief Executive Officer

Date: November 6, 2025	By:	/s/ Saurabh Sinha
Saurabh Sinha
Chief Financial Officer