Form 10-K
period 2025-12-31
Aeva Technologies, Inc.
filed 2026-03-20
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of June 30, 2025, based on the closing price per share of its common stock on The Nasdaq Stock Market on such date was $1,197 million.

The number of shares of Registrant’s common stock outstanding as of March 10, 2026, was 62,947,689.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding future events and our future results that are subject to the safe harbors created under the Securities Act and the Exchange Act. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “goal,” “plan,” “intend,” “expect,” “seek”, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including our history of losses, and limited sales; the risk our programs are not fully developed and commercialized, or if such programs experience significant delays; our limited operating history; the risk that our strategic initiatives designed to grow our business, including our selection by a top European passenger original equipment manufacturer and our strategic collaboration with LG Innotek Co., Ltd., may not be successful or may prove more costly than we currently anticipate; the risk our products are not selected for inclusion in development programs for assisted driving systems (“ADAS”) or autonomous driving systems (“AD”), industrial automation, consumer device, robotics and security applications, or are not adopted by customers; the lengthy period of time from a design win to implementation, and the risks of cancellation or postponement of the contract or unsuccessful implementation; the risk our forward looking estimates of certain financial metrics, including but not limited to Order Book, may prove inaccurate; the risk that we may be unable to effectively manage our supply chain; the risk that the complexity of our products could result in unforeseen delays or expenses from undetected defects, errors or reliability issues in hardware or software which could reduce the market adoption of new products, damage our reputation with current or prospective customers, expose Aeva to product liability and other claims and adversely affect our operating costs; continued pricing pressures, automotive original equipment manufacturer (“OEM”) cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs; the risks relating to incurring substantial R&D costs and devoting significant resources to identifying and commercializing new products; uncertainty related to the market adoption of LiDAR, including Aeva’s 4D LiDAR technology; the risk our transition to an outsourced manufacturing business model may not be successful; risks related to product liability or warranty claims that could result in significant direct or indirect costs to us; the risk of our high dependence on the services of Soroush Salehian Dardashti and Mina Rezk, our two founders; the potential interruption or failure of our information technology and communication systems and cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our LiDAR solutions and those risks described under “Part I, Item 1A. Risk Factors,” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Founded in 2017 by former Apple engineers Soroush Salehian and Mina Rezk and led by a multidisciplinary team of engineers and operators experienced in the field of sensing and perception, Aeva’s mission is to bring the next wave of perception technology to broad applications from automated driving, manufacturing automation and smart infrastructure, robotics and consumer devices. Our 4D LiDAR-on-chip combines silicon photonics technology that is proven in the telecom industry with precise instant velocity measurements and long-range performance for commercialization.

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

We have the following product offerings for different market applications:

Automotive

Aeva Atlas™ is a high-performance FMCW 4D LiDAR with simultaneous velocity and range detection up to 500 meters. Designed for mass production and built to meet automotive-grade requirements, Atlas is powered by Aeva’s custom silicon technology including our CoreVision™ LiDAR-on-chip module and the Aeva X1™ system-on-chip (SoC) LiDAR processor. Aeva Atlas™ Ultra is our newest 4D LiDAR sensor built to meet the performance demands of SAE Level 3 and 4 automated driving systems in passenger and commercial vehicles. Designed to enable safe travel at highway speeds, Atlas Ultra provides up to three times the resolution of the standard Atlas, and configurable field of views with up to 150 degrees of vision across the horizon. A 35% slimmer design than the standard Atlas is designed to make Atlas Ultra ideal for passenger cars in roofline and behind windshield integrations with minimal impact to vehicle styling and aerodynamics.

Industrial Automation

The Aeva Eve™ 1 line of high-precision laser displacement sensors, beginning with Eve 1D, is the first FMCW-based sensor for high-volume industrial automation. Eve 1D enables non-contact, micrometer-level measurements for factory and process automation. Powered by CoreVision™ LiDAR-on-chip modules built with silicon photonics, it overcomes limitations of traditional triangulation and time-of-flight sensors. FMCW technology ensures reliable performance across materials, lighting conditions and stand-off distances in a compact, plug-and-play design. Aeva Eve™ 1V is a high-precision, non-contact motion sensor designed to transform industrial speed, length, and position measurement. Eve 1V delivers highly accurate, repeatable motion data without touching materials, eliminating wear and slippage common in traditional encoders and tactile systems, while improving throughput and quality control. Featuring compact, rugged housing and eye-safe Class 1 laser, Eve 1V enables easy integration into existing production lines, offering manufacturers a scalable, reliable alternative to conventional motion sensors.

Smart Infrastructure

Aeva Atlas™ Orion is a high-performance 4D LiDAR sensor designed for smart infrastructure, intelligent transportation systems and security applications that meets NEMA-TS2 (National Electrical Manufacturers Association traffic standards) and offers durable, long-range perception for outdoor environments. Using our FMCW 4D LiDAR and Ultra Resolution™ technologies, Atlas Orion simultaneously measures velocity and position, detecting vehicles up to 500 meters and vulnerable road users up to 200 meters. Its single-box PoE++ design enables fast, cost-efficient deployment, supporting smarter, safer cities, airports, and secure facilities.

Our solutions are generally expected to be incorporated into final products, such as automobiles, industrial equipment, consumer device applications and security. We expect that, after a rigorous, multi-year product design and engineering validation process, customers would select our solutions to be designed into specific final product models, and our solutions would be sold at agreed rates per unit for the customer’s product programs.

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

Within industrial applications, we expect our 4D LiDAR solution would be incorporated as part of an industrial automation platform solution (such as industrial metrology products or cargo moving robots used for industrial automation). Within security applications, we expect our 4D LiDAR solution would be incorporated as part of security monitoring systems that may use other sensing and computer electronics systems. We expect to leverage the synergies of our supply chain and manufacturing counterparties within automotive applications to sell our solutions directly to industrial automation companies that develop manufacturing automation solutions for other industrial companies and to manufacture and distribute our products using our existing manufacturing counterparties.

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

Autonomous driving — Level 3, Level 4 and Level 5

Autonomous trucking. The autonomous trucking industry is expected to grow, with North America currently the largest market, and other geographies such as Europe and Asia still in the early stages of adoption. Growing demand from the logistics and construction sectors and growth from other industrial sectors have contributed to the expansion of the autonomous trucking industry. Additionally, more stringent government rules and safety considerations have also generated demand for automated driving technology in this sector. Many truck OEMs are partnering with autonomous driving technology manufacturing companies to produce autonomous truck systems. Suppliers of top truck OEMs have also collaborated with several technology companies to develop autonomous systems.

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

Passenger cars. We expect the transition to Level 3, Level 4 and eventually Level 5 vehicles to be a significant factor for the growth of LiDAR technology and our solutions. Autonomous passenger cars depend on several types of automotive sensors such as camera, radar, and LiDARs, along with comprehensive software technology solutions to provide automated driving function such as highway automation and urban self-driving functionality. We believe automotive OEMs and Tier 1s will continue to partner with the most advanced technology companies to implement the best sensing perception systems that enable safe automated driving function at production scale. In addition, in December 2025, we were selected by a top European passenger original equipment manufacturer as its exclusive LiDAR supplier for its global series-production vehicle platform to enable Level 3 automated driving.

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

Contracts and Customers

Thus far, we have generally entered into strategic partnership agreements, development agreements and similar agreements with customers in automotive and industrial markets. Pursuant to these agreements, we have sold or otherwise provided product prototypes and non-recurring engineering services for the purpose of research and development and testing of our customers’ development programs. Since our inception, these types of arrangements have accounted for nearly all of our revenues. However, there can be no assurance that any of our customers’ development programs will ever be developed and commercialized, and even to the extent they are, there can be no assurance that we will receive production purchase orders from our customers.

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

As of December 31, 2025, we had approximately 296 issued patents and 127 pending patent applications worldwide. In addition, we have a number of issued and pending trademarks applications. Our patent applications cover a broad range of system level hardware and component level aspects of our key technologies including, among other things, FMCW LiDAR system, integrated photonics, laser solutions and perception software technology.

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

We have entered into development agreements, memorandums of understanding and similar agreements with third-party manufacturers that typically include collaborations to develop, assemble, test and distribute our automotive grade 4D LiDAR system to OEMs and automotive customers for their vehicle programs. For example, in May 2025, we entered into a strategic collaboration with LG Innotek Co., Ltd. We intend to utilize our production counterparties’ capabilities for the final assembly and test of our products and to produce our products at global manufacturing plants to provide our 4D LiDAR system, including our 4D LiDAR-on-chip, to our customers.

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

Government Regulation

As the cars that carry our sensors go into production, we will be subject to existing stringent requirements under the National Traffic and Motor Vehicle Safety Act of 1966, or the Vehicle Safety Act, including a duty to report, subject to strict timing requirements, safety defects with our products. The Vehicle Safety Act imposes potentially significant civil penalties for violations including the failure to comply with such reporting requirements. We are also subject to the existing U.S. Transportation Recall Enhancement, Accountability and Documentation Act, or TREAD, which requires equipment manufacturers, such as us, to comply with “Early Warning” requirements by reporting certain information to the National Highway Traffic Safety Administration (“NHTSA”), such as information related to defects or reports of injury related to our products. TREAD imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the National Traffic and Motor Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with U.S. federal motor vehicle safety standards. Sales into foreign countries may be subject to similar regulations. As the development of federal and state regulation of autonomous machines and vehicles continues to evolve, we may be subject to additional regulatory schemes.

As a LiDAR technology company, we are subject to the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act and related Food and Drug Administration (“FDA”) regulations. These requirements are enforced by the FDA. Electronic product radiation includes laser technology. Regulations governing these products are intended to protect individuals from hazardous or unnecessary exposure. Manufacturers are required to certify in product labeling and reports to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing, and distribution records for their products.

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

Human Capital

Our employees are critical to our success. As of December 31, 2025, we had 239 full-time employees based primarily in Mountain View, California. We also engage numerous consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in research and development and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

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
•
Interruption or failure of Aeva’s information technology and communications systems could impact our ability to effectively provide our products and services

Risks Related to Aeva’s Business and Industry

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

We have incurred net losses on an annual basis since inception. Aeva incurred a net loss of $145.4 million, $152.3 million, and $149.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. To date, Aeva has primarily sold or otherwise provided prototypes and non-recurring engineering services and has made immaterial commercial deliveries. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin broad-based commercial deliveries of our products, which are not expected to occur in 2026 and may not occur at all. Even if we are able to successfully develop and sell our products, there can be no assurance that they will be commercially successful. Aeva’s potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our products, which may not occur. Because Aeva will incur the costs and expenses of developing and commercializing our products before we receive any significant revenues with respect thereto, Aeva’s losses in future periods may be significant. Aeva may never achieve or sustain profitability.

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

These initiatives, including our strategic collaboration with LG Innotek Co., Ltd. (“LGIT”), may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. The market opportunities we are pursuing are at an early stage of development, and it may be many years before the end markets we expect to serve generate demand for our products at scale, if at all. Our ability to generate revenue may be adversely affected for a number of reasons, including the development and/or market acceptance of new technology that competes with Aeva’s products, failure of our customers to develop and commercialize the programs that include Aeva’s products or technology, our inability to effectively manage inventory or manufacture products at scale, our inability to enter new markets or help our customers adapt Aeva’s products for new applications or our failure to attract new customers or expand orders from existing customers or increasing competition. Furthermore, it is difficult to predict the size and growth rate of our target markets, customer demand for Aeva’s products, commercialization timelines, developments in autonomous sensing and related technology, the entry of competitive products, or the success of existing competitive products and services. For these reasons, we do not expect to achieve profitability in the near term. If Aeva’s revenue does not grow over the long term, our ability to achieve and maintain profitability will be adversely affected, and the value of Aeva's business may significantly decrease.

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

For example, in fourth quarter of 2025, we were selected by a European original equipment manufacturer (an “OEM”) as this OEM’s LiDAR supplier for its global series-production vehicle platform to enable Level 3 automated driving. There can be no assurance that we will enter into a definitive volume production agreement with the OEM or that we will receive the return on investment that we expect, if any.

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

We have a global supply chain and the loss or disruption of such supply arrangements for any reason, including as a result of geopolitical conflicts, including tensions with China and Taiwan; ongoing conflict arising out of the Russian invasion of Ukraine and the hostilities and conflict in the Middle East; other acts of war or terrorism; trade sanctions; tariffs; inflation; health epidemics or pandemics; labor disputes, work stoppages or interruptions; loss or impairment of key manufacturing sites, including due to a supplier's financial distress, natural disasters, looting or other external factors; inability to procure sufficient raw materials and/or quality control issues, may adversely affect our ability to source components in a timely or cost-effective manner from our third-party suppliers. For example, Aeva’s products depend on external semiconductor foundries. Any disruptions to those foundries could materially adversely affect our ability to manufacture Aeva's products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced, and may in the future experience, component shortages and price fluctuations of certain key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption or material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and channel partners and could cause delays in shipment of our products and adversely affect Aeva’s operating results. In addition, increased component costs could result in lower gross margins. Even where we are able to pass increased component costs along to customers, there may be a lapse of time before we are able to do so such that we must absorb the increased cost. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to customers, which may result in such customers using competitive products instead of Aeva’s.

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

Cost-cutting initiatives adopted by our customers often result in increased downward pressure on pricing. We expect that our agreements with automotive OEMs including the OEM who selected us for the Supplier Award, may require step-downs in pricing over the term of the agreement or, if commercialized, over the period of production. In addition, our automotive OEM customers often reserve the right to terminate their supply contracts for convenience, which enhances their ability to obtain price reductions. Automotive OEMs also possess significant leverage over their suppliers, including Aeva, because the automotive component supply industry is highly competitive, serves a limited number of customers and has a high fixed cost base.

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

Our future growth depends on developing Aeva’s products, on our own and with other third-party partners, penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to continue to incur substantial R&D costs as part of our efforts to design, develop, manufacture and commercialize new products, and enhance existing products, and as such these costs may increase in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect Aeva’s results of operations in the future. Further, our R&D program may not produce successful results, and our new products may never achieve market acceptance, create additional revenue or become profitable.

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

We are investing in and pursuing market opportunities outside of the automotive markets, including industrial automation, consumer device applications, robotics and security markets. We believe that Aeva’s future revenue growth, if any, will depend in part on our ability to expand within new markets such as these and to enter new markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires us to address the particular requirements of that market.

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

We had $121.9 million in cash, cash equivalents and marketable securities as of December 31, 2025, and an available equity facility of up to $125 million. Although we expect our current cash balance, combined with our future cash flows and financing available to us through such facility, will address our capital needs through 2026, we cannot assure you that this will be the case. Our operating environment is increasingly challenging, and our business and strategic plans may consume resources faster than we presently anticipate. In order to remain competitive, we must make substantial investments in research and development. Our products may require significant resources to develop both hardware and software solutions. Challenges of integrating new functionality into vehicles and the evolution of our customers’ performance requirements during development may also increase R&D costs. Customer demands for changes to our products to meet such performance requirements are difficult to predict both in terms of timing and cost. We may be unable to fund all of our research and development and capital investment needs or possible acquisitions or joint ventures, and we may have to pass on valuable long-term opportunities that arise if we do not have sufficient capital resources. We may be required to raise additional capital which may not be available on acceptable terms or at all. See the risk factor titled “Future issuances of equity or debt securities, including from the issuance of preferred stock to Sylebra or upon Sylebra’s exercise of warrants for our common stock, or the conversion of our convertible notes, may adversely affect us, including the market price of the common stock and may be dilutive to existing stockholders.” An inability to fund our future R&D, capital expenditures and product development needs could have a material adverse effect on our business, results of operations and financial condition.

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

Aeva, our outsourcing partners and suppliers may rely on complex machinery for the production, assembly and installation of Aeva’s products, which involves a significant degree of uncertainty and risk in terms of operational performance and costs. The facilities of our outsourcing partners and suppliers consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. In addition, Aeva and any of our other outsourcing partners and suppliers also rely on highly skilled labor for assembly and production. If such highly skilled labor is unavailable, Aeva’s business could be adversely affected. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, including scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and other natural disasters. Should operational risks materialize, it may result in injury to or the death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on Aeva’s business, prospects, financial condition or operating results.

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

When we secure design wins and Aeva’s products are included in our customers’ applications, including AD and ADAS products or consumer electronics, consumer health, industrial or security applications, we expect to enter into supply agreements with the relevant customer. For AD and ADAS products, market practice dictates that these supply agreements typically require us to supply a customer’s requirements for a particular vehicle model or AD or ADAS product, rather than supply a set number of products. These contracts can have short terms and/or can be subject to renegotiation, sometimes as frequently as annually, all of which may affect product pricing, and may be terminated by our customers at any time. Therefore, for AD and ADAS products, even if the systems into which Aeva’s products are built are commercialized, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or technology package for which we are a significant supplier could mean that the expected sales of

Aeva’s products will not materialize, which would materially and adversely affect our business. For example, there can be no assurance that any OEM products for which we are selected will be commercially successful. In addition, the loss of business with respect to a customer’s application in the consumer electronics, consumer health, security or industrial application for which we are a significant supplier could reduce our sales and adversely affect Aeva’s financial condition.

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

Although we continue to pursue a broad customer base, we are currently dependent on a small number of customers with strong purchasing power. In fiscal year 2025, Aeva’s top three customers accounted for 64% of revenue. For fiscal year 2024, Aeva’s top two customers accounted for 72% of revenue. The loss of business from any of our major customers (whether by lower overall demand for our products, cancellation of existing contracts or product orders or the failure to design in Aeva’s products or award us new business) could have a material adverse effect on our business.

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

There is also a risk that one or more of our major customers could be unable to pay our invoices as they become due or that a customer will simply refuse to make such payments if it experiences financial difficulties. As of December 31, 2025 three customers accounted for 72% and as of December 31, 2024 five customers accounted for 68% of accounts receivable, respectively. If a major customer were to enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, we could be forced to record a substantial loss.

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

Future issuances of equity or debt securities, including from the issuance of preferred stock to Sylebra, upon Sylebra’s exercise of warrants for our common stock, or the conversion of our convertible notes, may adversely affect us, including the market price of our common stock and may be dilutive to existing stockholders.

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

In November 2023, we entered into a Standby Equity Purchase Agreement (the “Facility Agreement”) with entities affiliated with Sylebra. Pursuant to the Facility Agreement, we have the right, but not the obligation, to sell to Sylebra up to $125.0 million of shares of preferred stock, subject to satisfaction of certain conditions, at our request until November 8, 2026. Aeva’s right to request advances is conditioned upon Aeva achieving a minimum of one new passenger auto-OEM or commercial OEM program award with at least a 50,000 unit volume, the trading price of our common stock being below $38 at the time of the request and other customary conditions. As of the date of this report, all conditions to request advance under the Facility Agreement were met. Any preferred stock issued under the Facility Agreement will rank senior to our common stock, have priority upon liquidation rights and certain other preferences and privileges more favorable than those of the common stock. Because our decision to draw on the Facility Agreement or issue additional debt or equity in the future will depend on market conditions and other factors beyond our control, including Sylebra’s ability to satisfy its obligations under the Facility Agreement, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Sales of shares of common stock in the public market or the perception that these sales or conversions might occur may depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

In November 2025, we sold $100.0 million aggregate principal amount of our 4.375% Convertible Senior Notes due 2023 (the “Notes”) to certain funds affiliated with Apollo Global Securities, LLC (the “Apollo Funds”). Such funds are guaranteed by one of our wholly owned subsidiaries. The Notes are convertible at the option of their holders into shares of common stock, and we may pay interest on the Notes in cash, in shares of common stock, or in a combination of cash and shares of common stock. To the extent we pay interest using shares of common stock or holders of the Notes convert their Notes, our stockholders will be diluted, which may result in a decrease in the market value of our common stock.

In addition, as of December 31, 2025, we had warrants to purchase an aggregate of 5.5 million shares of our common stock outstanding. As of December 31, 2025, we had 12.1 million public warrants and 0.4 million private warrants outstanding, exercisable for 2.5 million shares of common stock. Every five public and private warrant entitles the registered holder to purchase one share of common stock at a price of $57.50 per share. These warrants expired on March 12, 2026, and trading of the public warrants was suspended upon expiration. We also had 3.0 million Series A Warrants exercisable for 3.0 million shares of common stock at an exercise price of $5.00 per share. To the extent remaining warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

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

As of December 31, 2025, we had $607.4 million of U.S. federal and $356.1 million of state net operating loss carryforwards available to reduce future taxable income, of which $604.2 million will be carried forward indefinitely for U.S. federal tax purposes and the remainder of losses will expire beginning in 2036 for federal and 2031 for state tax purposes. We also have federal and California research and development tax credit carryforwards of $34.3 million and $23.9 million, respectively. The federal research credit carryforwards will expire in 2036 and California research credits can be carried forward indefinitely. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed a review of any potential limitation on the use of our net operating losses and credits under Sections 382 and 383 through December 31, 2025. Based on such review, we do not believe Section 382 and Section 383 will adversely impact our ability to use our current net operating losses and credits to offset future taxable income, if any. We may experience ownership changes in the future. To the extent we are not able to offset future taxable income with net operating losses, our cash flows may be adversely affected.

Our growth depends in part on the success of our strategic partnerships with third parties.

From time to time, we enter into strategic partnerships with third parties to enhance and extend our capabilities in the ordinary course of our business. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources.

For example, in May 2025, we entered into a strategic collaboration with LGIT. As part of this collaboration, we entered into a joint development agreement with LGIT, with the goal of establishing a strategic partnership to bring Aeva’s 4D LiDAR into new industrial and consumer markets. In addition, we agreed to sell an aggregate of $32.5 million of shares of our common stock to LGIT, which closed in August 2025. We may never achieve or realize the anticipated financial and other benefits of the strategic partnership with LGIT. Additionally, the cash payments we receive from LGIT in connection with the non-recurring engineering services we perform under the strategic partnership cannot be recognized as revenue under GAAP.

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

We have been, and may be from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and customers, intellectual property claims, stockholder litigation (including the Delaware Stockholder Litigation), government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value-added tax disputes and employment and tax issues. In addition, we could face in the future a variety of labor and employment claims against us, which could include general discrimination, wage and hour, privacy, ERISA or disability claims. In such matters, government agencies or private parties may seek to recover very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. These types of lawsuits could require significant management time and attention or could involve substantial legal liability, adverse regulatory outcomes, and/or substantial expenses to defend. Often these cases raise complex factual and legal issues and create risks and uncertainties. No assurances can be given that any proceedings and claims will not have a material adverse impact on Aeva’s operating results and financial position or that our established reserves or available insurance will mitigate this impact. For example, in connection with the Delaware Stockholder Litigation settlement, we paid a total settlement cost of $14.0 million in exchange for a release of all claims and received $2.5 million from our insurance carrier.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Stock Market (“NASDAQ”). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting, and to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of The Sarbanes-Oxley Act (“Section 404”). As a result of no longer qualifying as an “emerging growth company” and becoming a large accelerated filer, we would also be required to comply with, among other requirements, the auditor attestation requirements of Section 404 for the year ending December 31, 2026 unless we qualify as a small reporting company.

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

Risks Related to Our Convertible Notes

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, which may adversely affect our operations and financial results.

In November 2025, we issued $100.0 million aggregate principal amount of the Notes to the Apollo Funds. These Notes are guaranteed by a wholly owned subsidiary of ours. Our indebtedness may:

•
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other
•
general business purposes;
•
limit our ability to use our cash flow or obtain additional financing for future working capital, capital
•
expenditures, acquisitions or other general business purposes;
•
require us to use a substantial portion of our cash flow from operations to make debt service payments;
•
limit our flexibility to plan for, or react to, changes in our business and industry;
•
place us at a competitive disadvantage compared to our less leveraged competitors; and
•
increase our vulnerability to the impact of adverse economic and industry conditions.

Interest on the Notes is payable semi-annually in arrears on May 15 and November 15, and the Notes will mature on November 15, 2032, unless redeemed, repurchased or converted in accordance with their terms prior to such date. We can elect to make any interest payment in cash, in shares of common stock, or any combination thereof.

Further, the indenture governing the Notes does not restrict our ability to incur additional indebtedness and we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in any future debt instruments existing at the time, some of which may be secured indebtedness.

We currently intend to service the Notes by making interest payments in shares of our common stock. Nevertheless, we may not have sufficient cash flow from our business to pay our outstanding debt, and we may not have the funds or the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, which could each adversely affect our business and results of operations.

We currently intend to service the Notes by making interest payments in shares of our common stock. Nevertheless, our ability to make scheduled payments of the principal of, to pay interest in cash on, or to refinance our indebtedness, including the amounts payable under the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to satisfy our obligations under the Notes by paying interest in shares of our common stock or adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Further, holders of the Notes have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a “fundamental change” (as defined in the indenture governing the Notes) before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. However, we may not have enough available cash, or be able to obtain sufficient financing, at a time we are required to repurchase the Notes.

In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

In August 2020, the FASB issued Accounting Standards Update ASU 2020-06, or ASU 2020-06 , with the intent to simplify ASC 470-20 and ASC subtopic 815-40, Contracts in Entity’s Own Equity, or ASC 815-40. Among the changes, ASU 2020-06 removed the requirement to bifurcate the liability and equity components of convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion. In addition, ASU 2020-06 precludes the use of the treasury stock method, when calculating diluted earnings per share, for convertible debt instruments that may be settled entirely or partially in cash upon conversion.

We currently apply the “if-converted” method for calculating any potential dilutive effect of the conversion options embedded in the Convertible Notes on diluted net income per share, which assumes that all of the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted net income per share to the extent we are profitable, and accounting standards may change in the future in a manner that may otherwise adversely affect our diluted net income per share.

The conditional conversion feature of the Notes, when triggered, may adversely affect our financial condition and operating results.

The Notes are convertible at the option of their holders at any time prior to the close of business on the “Scheduled Trading Day” (as defined in the indenture governing the notes) immediately preceding November 15, 2032. During periods for which the conditional conversion feature has been or is triggered, holders of the Convertible Notes are entitled to convert their Notes at any time during such periods at their option. If one or more holders elect to convert their Notes, unless we choose to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would elect to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.

In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Your percentage ownership in our common stock could be diluted in the future as a result of equity or convertible issuances for acquisitions, capital market transactions or otherwise, including any equity awards that we grant to our directors, officers and employees. Such awards could have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. In addition, our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred shares having such designation, powers, preferences and relative, participating, optional and other special rights as our board of directors generally may determine. Your ownership in our common stock could also be diluted by the exercise of securities convertible into our common stock, including our outstanding warrants and the convertible redeemable non-voting preferred stock that may be issued pursuant to the Facility Agreement. The terms of one or more classes or series of preferred shares could dilute the voting power or reduce the value of our common stock. In addition, your interest may be diluted to the extent that we satisfy our obligations under the Notes by delivering shares of our common stock.

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

As of the date of this Annual Report on Form 10-K, our officers and directors, as well as entities they are affiliated with or control, beneficially own or control approximately 36.3% of our outstanding shares of common stock. This ownership does not reflect convertible securities underlying shares of common stock. The beneficially owned shares outstanding does not include certain shares owned by Mr. Rezk that were pledged as collateral for a loan and this pledge is now the subject of a dispute. Based on the information provided to Mr. Rezk, we and Mr. Rezk believe that the pledged shares may have been sold prior to June 2025. Neither we nor Mr. Rezk make any assertion as to the outcome of that dispute.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

Our Information Technology team has established an information security management system to safeguard the confidentiality, integrity, and availability of the Company’s products, infrastructure, and data. This system is integrated with our Quality and Business Management Systems and aims to identify, assess, and address cybersecurity risks affecting our business. It features an Incident Response Procedure (“IRP”) that specifies roles and responsibilities during security incidents, detailing incident detection, investigation, mitigation, and prompt incident reporting procedures.

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

Risks from Threats and Incidents

Our IT infrastructure, encompassing operational and security systems, integrated software, and data processed by us or our third-party vendors, is vulnerable to cybersecurity threats and incidents. As of December 31, 2025, these risks have not significantly impacted the Company, including our business strategy, or operational results, or financial results. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See Part I, Item 1A. “Risk Factors” of this report for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

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

Item 2. Properties.

Our corporate headquarters is located in Mountain View, California, where we lease a building with approximately 28,000 square feet, pursuant to a lease that expires in June 2026. Our headquarters contains engineering, research and development, assembly and administrative functions. Additionally, we lease approximately 96,000 square feet located in Milpitas, California for our testing facility. This lease expires in

May 2029. We believe that our facilities are adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbols “AEVA”.

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

Holders of Record

As of March 10, 2026, there were 40 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of holders represented by these record holders. However, we believe a substantially greater number of beneficial owners hold shares of our common stock through brokers, banks, or other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2026 (the “Proxy Statement”). See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

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

A discussion and analysis regarding our financial condition, results of operations and cash flows for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. Discussion regarding our financial condition and results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2025.

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

Commercialization of LiDAR-based Applications. We expect that our results of operations, including revenue and gross margins, will fluctuate on a quarterly basis for the foreseeable future as our customers continue on research and development projects and begin to commercialize advanced driver assist, autonomous and industrial automation solutions that rely on LiDAR technology. The development cycles of our products with new customers varies widely depending on the application, market, customer and the complexity of the product, and can vary from several months to years depending on the industry. These development cycles result in us investing our resources prior to realizing any revenue from the commercialization or obtaining any firm commitments of pricing, volume or timing of purchases of our products by our customers. As customers reach the commercialization phase and as the market for LiDAR solutions matures, these fluctuations in our operating results may become less pronounced.

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

Other income and expense

Other income and expense primarily consist of changes in the fair value of Series A warrants, fair value of private placement warrants, interests expense on convertible notes and foreign currency transaction gains and losses, as well as realized gains and losses on marketable securities.

Results of Operations

Comparison of Year Ended December 31, 2025 and 2024

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2025	2024	Change $	Change %
	(in thousands, except percentages)
Revenue	$18,079	$9,065	$9,014	99%
Cost of revenue	18,739	12,855	5,884	46%
Gross loss	(660)	(3,790)	3,130	(83)%
Operating expenses:
Research and development expenses	85,424	102,667	(17,243)	(17)%
General and administrative expenses	34,828	33,259	1,569	5%
Selling and marketing expenses	6,685	7,156	(471)	(7)%
Litigation settlement, net	—	11,500	(11,500)	(100)%
Total operating expenses	126,937	154,582	(27,645)	(18)%
Operating loss	(127,597)	(158,372)	30,775	(19)%
Interest income	2,738	7,712	(4,974)	(64)%
Change in fair value of warrant liability	(21,453)	(1,486)	(19,967)	1344%
Fair value gain on settlement of share subscription liability	1,651	—	1,651	100%
Other income (expense), net	(459)	56	(515)	(920)%
Net loss before income taxes	(145,120)	(152,090)	6,970	(5)%
Income tax provision	308	171	137	80%
Net loss	$(145,428)	$(152,261)	$6,833	(4)%

Revenue

Revenue increased by $9.0 million, or 99%, to $18.1 million during the year ended December 31, 2025, from $9.1 million for the year ended December 31, 2024. This increase was primarily due to an increase in the sale of units sold in 2025 as compared to 2024, and activity related to non-recurring engineering services which is dependent upon the timing of the work performed for our customers.

Cost of revenue

Cost of revenue increased by $5.9 million, or 46%, to $18.7 million during the year ended December 31, 2025, from $12.9 million for the year ended December 31, 2024. The increase was primarily due to an increase in the number of units sold in 2025 and also due to an increase in non-recurring engineering services during 2025 as compared to 2024.

Operating expenses

Research and development

Research and development expense decreased by $17.2 million or 17%, to $85.4 million during the year ended December 31, 2025, from $102.7 million for the year ended December 31, 2024. Research and development expenses decreased primarily due to a $9.4 million decrease in payroll and other employee related expenses, a $3.6 million decrease in stock based compensation expenses, a $6.8 million decrease in research and development material expenses, a $0.8 million decrease in consulting expenses, a $0.8 million decrease in facility expenses, a $0.6 million decrease in other expenses, a $0.3 million decrease in depreciation expenses and a $0.3 million decrease in lab supplies; this was partially offset by a $5.2 million increase in research and development service expenses, and a $0.2 million increase in travel expenses.

General and administrative

General and administrative expense increased by $1.6 million, or 5%, to $34.9 million during the year ended December 31, 2025, from $33.3 million for the year ended December 31, 2024. General and administrative expense increased primarily due to a $2.1 million increase in stock based compensation, a $1.0 million increase in payroll and other employee related expenses, a $0.4 million for provision for doubtful debt, and a $0.3 million increase in subscription related expenses; this was partially offset by a $1.6 million decrease in legal expenses, and a $0.6 million decrease in professional expenses.

Selling and marketing

Selling and marketing expense decreased by $0.5 million, or 7%, to $6.7 million during the year ended December 31, 2025, from $7.2 million for the year ended December 31, 2024. Selling and marketing expense decreased due to a $0.3 million decrease in payroll and other employee related expenses and a $0.2 million decrease in stock based compensation.

Litigation settlement, net

During the year ended December 31, 2024, we recorded a litigation settlement expense (net) of $11.5 million, related to the Delaware Stockholder Litigation (as defined in Note 15 to our consolidated financial statements included elsewhere in this report). No expense related to litigation settlement was recorded during the year ended December 31, 2025.

Interest income

Interest income decreased by $5.0 million, or 64%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was due to a decrease in the average balance of cash equivalents and marketable securities for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Change in fair value of warrant liability

The change during the year ended December 31, 2025, as compared to the year ended December 31, 2024, was due to an increase in the fair value of the Series A warrants issued in connection with the Facility Agreement.

Fair value gain on settlement of share subscription liability

The fair value gain on settlement of share subscription liability of $1.7 million during the year ended December 31, 2025 represented the net gain recognized from settlement of the instrument under the LG Subscription Agreement.

Other income (expense), net

Other income (expense), net increased by $0.5 million for the year ended December 31, 2025 due interest expense of $0.7 million recorded on convertible debt, partially offset by a gain on foreign currency transactions.

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

On July 2, 2024, Aeva and the parties to the Delaware Stockholder Litigation entered into a term sheet, and on December 6, 2024 entered into a formal settlement agreement, where we agreed to pay a total settlement cost of $14.0 million in exchange for a release of all claims. The settlement was paid pursuant to our indemnification obligations and from available director and officer insurance policies. On September 12, 2025, the Delaware Court of Chancery issued a final order approving the terms and conditions set forth in the settlement agreement. See Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about the Delaware Stockholder Litigation. As of December 31, 2025, we have paid in full the $14.0 million previously accrued in connection with the settlement of the Delaware Stockholder Litigation. We have also recovered $2.5 million from an insurance carrier.

On May 13, 2025, we entered into a Share Subscription Agreement (the “LG Subscription Agreement”) with LG Innotek Co., Ltd. (“LGIT”) , a company organized under the laws of the Republic of Korea, pursuant to which we agreed to sell and issue to LGIT in a private placement an aggregate of 3,509,719 shares of common stock for aggregate gross proceeds of approximately $32.5 million. In connection with this sale, we entered into a Joint Development Agreement (“JDA”) with LGIT, and intend to form a strategic partnership with LGIT to bring Aeva’s 4D LiDAR into new industrial and consumer markets. The private placement closed on August 20, 2025. Accordingly, we issued 3,509,719 shares of common stock to LGIT at a price of $9.26 per share on receipt of gross proceeds of $32.5 million.

On November 4, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain funds affiliated with Apollo Global Securities, LLC relating to the sale of Convertible Notes in an aggregate principal amount of $100 million due in 2032. The Notes are guaranteed by Aeva, Inc., a wholly owned subsidiary of ours. The transactions contemplated by the Securities Purchase Agreement closed on November 6, 2025. The Notes were issued pursuant to an indenture, dated as of November 6, 2025, by and among the Company, Aeva, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee and are senior, unsecured obligations of the Company. Interest on the Notes began accruing on the Closing Date and is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026, at a rate of 4.375% per year. As permitted by the terms of the Notes, we currently intend to make interest payments on the Notes in shares of our common stock.

To date, we have incurred negative cash flows from operating activities and incurred losses from operations as reflected in our accumulated deficit of $757.3 million as of December 31, 2025. We expect to continue to incur operating losses due to continued investments that we intend to make in our business, including development of products. As of December 31, 2025, we had cash and cash equivalents and marketable securities totaling $121.9 million. We also have the ability to draw on the Facility Agreement up to $125.0 million through November 8, 2026 in exchange for the issuance of preferred shares, and we intend to draw down on the Facility Agreement if and as required by our capital needs. As of December 31, 2025, all conditions to draw under the Facility Agreement were met. We believe that our liquidity, including financing available to us through the Facility Agreement, will be sufficient to fund our operating and capital expenditure for at least 12 months from the date of issuance of the consolidated financial statements included elsewhere in this report.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2025	2024
	(in thousands)
Cash used in operating activities	$(115,077)	$(106,913)
Cash provided by investing activities	29,926	97,901
Cash provided by (used in) financing activities	128,578	(671)
Net increase (decrease) in cash and cash equivalents	$43,427	$(9,683)

Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was $115.1 million, attributable to a $145.4 million net loss, a $25.1 million net change in net operating assets and liabilities, partially offset by a $55.4 million of non-cash charges. Non-cash charges primarily consisted of $21.8 million in stock-based compensation, $21.5 million change in the fair value of warrant liability, $3.8 million of loss on joint development agreement, $5.4 million of depreciation and amortization expense, $3.1 million of amortization of right of use assets, $0.4 of provision for doubtful debts and $0.5 million in impairment of inventories, partially offset by a $1.1 million of accretion of discount on available for sale securities. The net change in operating assets and liabilities of $25.1 million was primarily due to a $18.3 million decrease in other current liabilities, a $0.5 million decrease in accounts payable, a $8.7 million increase in other current assets, a $3.9 million increase in inventories, a $2.5 million increase in accounts receivable, and a $2.8 million decrease in lease liability, partially offset by a $8.2 million increase in accrued employee cost, a $3.3 million increase in accrued liabilities, and a $0.3 million decrease in other non-current assets.

Investing Activities

For year ended December 31, 2025, net cash provided by investing activities was $29.9 million, attributable to $109.5 million of cash received from the maturity and sale of available-for-sale investments, partially offset by $75.0 million used in the purchase of investments, and $4.6 million used for the purchase of property, plant and equipment.

Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was attributable to proceeds of $96.9 million from issuance of convertible notes, a $32.1 million from the issuance of common shares pursuant to the LGIT transaction, and $0.1 million of proceeds from option exercises, partially offset by $0.6 million payment of taxes withheld on net settlement of restricted stock units.

Contractual Obligations and Other Commitments

Our commitments relate to leases of real estate. For more information, see Note 15 to our consolidated financial statements located elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2025, we have not engaged in any off-balance sheet arrangements.

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

The Private Placement of shares with LGIT was closed on August 20, 2025. Accordingly, we issued 3,509,719 shares of common stock to LGIT at a price of $9.26 per share on receipt of gross proceeds of $32.5 million. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details on the provision for anticipated losses recognized on the JDA contract.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Aeva Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aeva Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Share Subscription Agreement and Joint Development Agreement with LGIT— Refer to Notes 1, 7, 8 and 10 to the financial statements

Critical Audit Matter Description

In May 2025, the Company entered into a strategic partnership with LGIT pursuant to which LGIT agreed to invest up to $32.5 million in Aeva in exchange for common shares at a specified price under a share subscription arrangement (SSA). Around the same time, the Company also executed a Joint Development Agreement (JDA) with LGIT to provide non-recurring engineering (NRE) services for a fixed consideration of $7.5 million.

For accounting purposes, the SSA and JDA were evaluated as a single combined contract given their timing and interrelated commercial objectives. The total consideration from the arrangement was allocated first to the SSA in accordance with ASC 815, Derivatives and hedging. As a result, no consideration was allocated to the JDA under ASC 606, Revenue from contracts with customers, and the Company recognized a contract loss at contract inception related to the NRE services.

Auditing the Company’s accounting for the SSA and JDA, involved a higher degree of complexity and auditor judgment, including the involvement of internal fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting and the Share Subscription Agreement and Joint Development Agreement included the following, among others:

•
We tested the design and implementation of internal controls over the Company’s process for capturing and accounting for the Share Subscription Agreement and Joint Development Agreement.
•
We evaluated the terms of the underlying agreements and assessed the appropriateness of the Company's accounting for the SSA and JDA in conformity with accounting principles generally accepted in the United States of America.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the methodology, assumptions and inputs used by Management to estimate the fair value of the SSA.
•
Tested the mathematical accuracy of the provision for anticipated losses and evaluated management’s methodology, assumptions, and inputs used to develop the estimate, including a retrospective review of the estimate.

/s/ Deloitte & Touche LLP

San Jose, California

March 19, 2026

We have served as the Company's auditor since 2020.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$72,291	$28,864
Marketable securities	49,608	83,143
Accounts receivable, net	3,363	1,187
Inventories	5,787	2,345
Other current assets	22,476	7,761
Total current assets	153,525	123,300
Operating lease right-of-use assets	5,480	3,826
Property, plant, and equipment, net	12,845	10,332
Intangible assets, net	825	1,725
Other noncurrent assets	7,026	8,306
Total assets	$179,701	$147,489
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,885	$5,453
Accrued liabilities	12,063	5,710
Accrued employee costs	13,945	5,783
Lease liability, current portion	1,488	3,039
Other current liabilities	2,488	19,174
Total current liabilities	35,869	39,159
Lease liability, noncurrent portion	4,213	720
Convertible notes	96,693	—
Warrant liabilities	29,711	8,258
Total liabilities	166,486	48,137
Commitments and contingencies (Note 15)
Stockholders’ equity
Convertible preferred stock $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 61,580 and 54,140 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	770,502	711,160
Accumulated other comprehensive (loss) income	(4)	47
Accumulated deficit	(757,289)	(611,861)
Total stockholders’ equity	13,215	99,352
Total liabilities and stockholders’ equity	$179,701	$147,489

The accompanying notes are an integral part of these consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$18,079	$9,065	$4,312
Cost of revenue	18,739	12,855	10,198
Gross loss	(660)	(3,790)	(5,886)
Operating expenses:
Research and development expenses	85,424	102,667	102,503
General and administrative expenses	34,828	33,259	31,761
Selling and marketing expenses	6,685	7,156	7,638
Litigation settlement, net	—	11,500	—
Total operating expenses	126,937	154,582	141,902
Operating loss	(127,597)	(158,372)	(147,788)
Interest income	2,738	7,712	8,925
Fair value at issuance of Series A warrants	—	—	(6,500)
Change in fair value of warrant liabilities	(21,453)	(1,486)	(182)
Fair value gain on settlement of share subscription liability	1,651	—	—
Other income (expense), net	(459)	56	(3,788)
Net loss before income taxes	(145,120)	(152,090)	(149,333)
Income tax provision	308	171	—
Net loss	$(145,428)	$(152,261)	$(149,333)
Unrealized (loss) gain on available-for-sale securities	(51)	134	3,498
Total comprehensive loss	(145,479)	(152,127)	(145,835)
Net loss per share, basic and diluted	$(2.55)	$(2.85)	$(3.29)
Weighted-average shares used in computing net loss per share, basic and diluted	57,023,024	53,359,685	45,412,155

The accompanying notes are an integral part of these consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders
	Shares	Amount	capital	income/(loss)	deficit	equity
Balance at December 31, 2022	43,749,685	$4	$643,774	$(3,585)	$(310,267)	$329,926
Issuance of common stock in private placement, net of issuance cost of $818	7,360,283	1	20,636	—	—	20,637
Stock-based compensation	—	—	23,675	—	—	23,675
Issuance of common stock upon exercise of stock options	131,444	—	238	—	—	238
Issuance of common stock upon release of restricted stock units	1,205,704	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(58,155)	—	(199)	—	—	(199)
Unrealized gain on available-for-sale securities		—	—	3,498	—	3,498
Net loss	—	—	—	—	(149,333)	(149,333)
Balance as of December 31, 2023	52,388,961	$5	$688,124	$(87)	$(459,600)	$228,442
Stock-based compensation	—	—	23,708	—	—	23,708
Issuance of common stock upon exercise of stock options	43,660	1	80	—	—	81
Issuance of common stock upon release of restricted stock units	1,921,646	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(214,707)	—	(752)	—	—	(752)
Unrealized gain on available-for-sale securities	—	—	—	134	—	134
Net loss	—	—	—	—	(152,261)	(152,261)
Balance as of December 31, 2024	54,139,560	$6	$711,160	$47	$(611,861)	$99,352
Stock-based compensation	—	—	21,843	—	—	21,843
Issuance of common stock upon exercise of stock options	54,255	—	128	—	—	128
Issuance of common stock upon release of restricted stock units	3,975,802	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(99,185)	—	(578)	—	—	(578)
Issuance of common stock pursuant to the share subscription agreement with LGIT	3,509,719		37,949			37,949
Unrealized loss on available-for-sale securities	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(145,428)	(145,428)
Balance as of December 31, 2025	61,580,151	$6	$770,502	$(4)	$(757,289)	$13,215

The accompanying notes are an integral part of these consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(145,428)	$(152,261)	$(149,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,381	5,480	4,622
Impairment of inventories	493	1,140	224
Loss of joint development agreement	3,785	—	—
Fair value at issuance of Series A warrants	—	—	6,500
Change in fair value of warrant liabilities	21,453	1,486	182
Stock-based compensation	21,843	23,708	23,675
Amortization of right-of-use assets	3,106	3,463	3,108
Amortization of premium and accretion of discount on available-for-sale securities, net	(1,050)	(3,537)	(2,973)
Other	423	563	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,537)	(559)	2,259
Inventories	(3,936)	(1,111)	353
Other current assets	(8,715)	(2,566)	279
Other noncurrent assets	288	318	(270)
Accounts payable	(504)	1,835	(1,592)
Accrued liabilities	3,314	2,334	(6,415)
Accrued employee costs	8,162	(260)	1,322
Lease liability	(2,818)	(3,595)	(3,097)
Other current liabilities	(18,337)	16,649	2,330
Net cash used in operating activities	(115,077)	(106,913)	(118,826)
Cash flows from investing activities:
Purchase of property, plant, and equipment (including advance)	(4,609)	(5,107)	(6,104)
Purchase of non-marketable equity investments	—	—	(5,000)
Purchase of available-for-sale securities	(75,014)	(79,980)	(152,364)
Proceeds from maturities of available-for-sale securities	109,549	182,988	232,745
Net cash provided by investing activities	29,926	97,901	69,277
Cash flows from financing activities:
Proceeds from issuance of stock in private placement	32,500	—	21,455
Transaction costs related to issuance of stock in private placement	(400)	—	(818)
Proceeds from convertible notes	100,000	—	—
Transaction costs related to issuance of convertible notes	(3,072)	—	—
Payments of taxes withheld on net settled vesting of restricted stock units	(578)	(752)	(199)
Proceeds from exercise of stock options	128	81	238
Net cash provided by (used in) financing activities	128,578	(671)	20,676
Net increase (decrease) in cash and cash equivalents	43,427	(9,683)	(28,873)
Beginning cash and cash equivalents	28,864	38,547	67,420
Ending cash and cash equivalents	$72,291	$28,864	$38,547
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$174	$165	$—
Supplemental disclosure of noncash investing and financing activities:
Unpaid property, plant and equipment purchases	$727	$835	$90
Joint development contract assets	$7,500	$—	$—
Convertible debt issuance cost included in accounts payable	$297	$—	$—
Right-of-use asset obtained in exchange for lease liability	$4,760	$—	$2,995

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

The Company’s common stock is listed on the Nasdaq Global Select Market under the symbols “AEVA”.

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

The Company has funded its operations primarily through the business combination with InterPrivate Acquisition Corp. (the Company’s predecessor, which was originally incorporated in Delaware as a special purpose acquisition company (“IPV”)), on March 12, 2021 (the “Business Combination”), issuances of stock and convertible notes. As of December 31, 2025, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $121.9 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $757.3 million as of December 31, 2025. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents, marketable securities, and the Standby Equity Purchase Agreement (the "Facility Agreement," Note 10) will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these consolidated financial statements.

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

As of December 31, 2025 three customers accounted for 72% and as of December 31, 2024 five customers accounted for 68% of accounts receivable, respectively. As of December 31, 2025, three vendors accounted for 33% accounts payable and as of December 31, 2024, one vendor accounted for 40% accounts payable each.

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

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities and accrued employee costs approximate their fair value due to their short maturities.

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

Cash and Cash Equivalent and Marketable Securities

The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. Marketable securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. The Company determines the appropriate classification of its investments at the time of purchase.

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

If neither condition is met, declines as a result of credit losses, if any, are recognized as an allowance for credit loss, limited to the amount of unrealized loss, through other income (expense), net. Any portion of the unrealized loss that is not a result of a credit loss, is recognized in other comprehensive loss. Realized gains and losses, if any, on marketable securities are included in other income, net. The cost of investments sold is based on the specific identification method. Interest on marketable securities is included in interest income.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for credit loss quarterly based on historical experience with each customer and the specifics of each arrangement. As of December 31, 2025, the Company recorded an allowance for credit losses of $0.4 million in the consolidated balance sheets as a deduction from the accounts receivable balance. There was no allowance for credit losses or write-offs as of December 31, 2024. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Expenditures for repairs and maintenance are charged to expense as incurred. When an asset is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the consolidated statement of operations.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. There was no impairment of long-lived assets during the years ended December 31, 2025 or 2024.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs, professional services, including legal, accounting, and audit services. General and administrative expenses also include allocated overhead costs such as rent and depreciation, and other general corporate expenses such as travel and recruiting expenses.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss per share attributable to common stockholders by the weighted average number of common shares used in the net loss per share calculation during the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities,

Diluted net loss per share attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, including potential dilutive shares of common stock assuming the dilutive effect of outstanding instruments. The treasury stock method is used to determine the dilutive effect of including stock options, restricted stock units (“RSUs”), warrants, convertible notes and share subscription liability which do not represent participating securities. Under this method, adjustments are made to the numerator for any income or loss related to liability classified warrants and share subscription liability, if dilutive, if they are presumed to be share settled.

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

Provision for Anticipated Losses on Contracts

When estimated contract costs exceed expected consideration under contracts with a customer, the Company evaluates whether the nature of the contract is in the scope of Accounting Standards Codification (“ASC”) 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts (“ASC 605-35”). If ASC 605-35 applies, the Company recognizes a provision for the entire anticipated losses on contracts as soon as the loss becomes evident. In determining the anticipated losses, the Company considers the principles in ASC 606-10-32-2 through 32-27 (except for the guidance in paragraphs 606-10-32-11 through 32-13 on constraining estimates of variable consideration) to determine the transaction price, adjusted to reflect the effects of the customer's credit risk. The costs used in arriving at the estimated loss on a contract shall include all costs of the type allocable to contracts under paragraphs 340-40-25-5 through 25-8. Provisions for anticipated losses, are classified in accrued liabilities on the consolidated balance sheet and as a component of cost of revenue on the consolidated statements of operations and comprehensive loss.

The following table presents a summary of the changes in the value of the provision for anticipated losses (in thousands):

December 31, 2025
Loss contract liability, beginning balance	$—
Provision for anticipated losses	3,785
Settlement of loss contract liability	(853)
Loss contract liability, closing balance	$2,932
Current portion	$2,932

Convertible notes

The Company applies the provisions of Accounting Standards Update (“ASU”) 2020-06 “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)”. The Company’s convertible notes is reflected as a liability on the Company’s consolidated balance sheets, with the initial carrying amount equal to the principal amount of the notes, net of issuance costs. The issuance costs are treated as a discount for accounting purposes, which will be amortized into interest expense over the term of the instruments utilizing the effective interest method. The Company accounts for its convertible debt as a single liability with no separate accounting for embedded conversion features.

Intangible Assets

Intangible assets consist of purchased patents that are stated at cost less accumulated amortization. Intangible assets have been determined to have finite lives and are amortized on a straight-line basis over their estimated remaining economic lives, which is estimated at five years. Amortization expense is included in general and administrative expenses.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. With adoption, the Company is required to disclose additional specified categories in the rate reconciliation in both percentage and dollar amounts. The Company is also required to disclose the amount of income taxes paid disaggregated by jurisdiction, among other disclosure requirements. The Company adopted this ASU on a prospective basis effective January 1, 2025. Refer to Note 14, Income Taxes for the inclusion of new disclosures required.

In November 2024, the FASB issued ASU 2024-03 “Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)” to improve the disclosures about an entity’s expenses. Upon adoption, the Company will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for the Company's 2027 annual period, and interim periods beginning in 2028, with early adoption permitted. The standard can be applied either prospectively or retrospectively. The Company is currently evaluating the potential effect that the updated standard will have on the consolidated financial statements and related disclosures.

Note 2. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the years ended December 31, 2025, 2024 and 2023, based on the disaggregation criteria described above are as follows (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$13,289	74%	$7,814	86%	$2,815	65%
Asia	611	3%	603	7%	728	17%
Europe	3,867	21%	475	5%	769	18%
Oceania	312	2%	173	2%	—	—
Total	$18,079	100%	$9,065	100%	$4,312	100%
Revenue by timing of recognition:
Recognized at a point in time	$11,069	61%	$5,681	63%	$3,877	90%
Recognized over time	7,010	39%	3,384	37%	435	10%
Total	$18,079	100%	$9,065	100%	$4,312	100%

Point in time revenue was primarily related to product revenue and over time revenue was from non-recurring engineering services.

For the year ended December 31, 2025 three customers accounted for 28%, 18% and 18% of the Company's revenue. For the year ended December 31 2024, two customers accounted for 56% and 16% of the Company's revenue. For the year ended December 31, 2023, two customers accounted for 23% and 22% of the Company’s revenue.

Contract Assets and Contract Liabilities

As of December 31, 2025 and 2024, the Company had contract assets of $3.3 million and $0.1 million, respectively, recognized in other current assets. As of December 31, 2025 and December 31, 2024, the Company had contract liabilities of $0 million and $4.0 million, respectively, recognized in other current liabilities.

Remaining Performance Obligations

As of December 31, 2025, the total amount of the transaction price allocated to unsatisfied performance obligations for contracts with an original duration greater than one year was $34.8 million, of which approximately 31% is expected to be recognized as revenue over the next 12 months, and the remainder thereafter. Total revenue estimates are based on negotiated contract prices and demand quantities, and could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. Accordingly, the actual revenue recognized for the remaining performance obligation in future periods may significantly fluctuate from these estimates.

Note 3. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2025
	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$16,690	$—	$—	$16,690	$16,690	$—

Level 1
Money market funds	16,977	—	—	16,977	16,977	—

Level 2
U.S. Government securities	20,818	3	(2)	20,819	3,984	16,835
U.S. Treasury securities	13,460	—	(2)	13,458	7,989	5,469
Commercial paper	45,480	2	(4)	45,478	26,651	18,827
Corporate bonds	8,478	1	(2)	8,477	—	8,477
Subtotal	88,236	6	(10)	88,232	38,624	49,608
Total assets	$121,903	$6	$(10)	$121,899	$72,291	$49,608

Liabilities
Level 3
Convertible notes	—	—	—	100,958	—	—
Warrant liabilities	—	—	—	29,711	—	—
Total liabilities	$—	$—	$—	130,669	$—	$—

	December 31, 2024
	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$14,237	$—	$—	$14,237	$14,237	$—

Level 1
Money market funds	10,645	—	—	10,645	10,645	—

Level 2
U.S. Government securities	17,492	14	(2)	17,504	—	17,504
U.S. Treasury securities	10,957	6	-	10,963	2,000	8,963
Commercial paper	12,711	9	(4)	12,716	1,982	10,734
Corporate bonds	45,918	31	(7)	45,942	—	45,942
Subtotal	87,078	60	(13)	87,125	3,982	83,143
Total assets	$111,960	$60	$(13)	$112,007	$28,864	$83,143

Liabilities
Level 3
Warrant liabilities	—	—	—	8,258	—	—
Total liabilities	$—	$—	$—	$8,258	$—	$—

Warrant liabilities

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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	December 31, 2025	December 31, 2024
Fair value, beginning balance	$8,258	$6,772
Change in the fair value of Series A warrants included in other income (expense), net	21,479	1,500
Change in the fair value of private placement warrants included in other income (expense), net	(26)	(14)
Fair value, closing balance	$29,711	$8,258

The key inputs into the Black-Scholes option pricing model for the private warrants were as follows for the relevant periods:

	December 31, 2025	December 31, 2024
Expected term (years)	0.2	1.2
Expected volatility	101.0%	90.0%
Risk-free interest rate	3.67%	4.21%
Dividend yield	0%	0%
Exercise Price	$57.50	$57.50

The key inputs into the Black-Scholes option pricing model for the Series A warrants were as follows for the relevant periods:

	December 31, 2025	December 31, 2024
Expected term (years)	2.0	3.0
Expected volatility	101.0%	90.0%
Risk-free interest rate	3.48%	4.23%
Dividend yield	0%	0%
Exercise Price	$5.00	$5.00

Convertible notes

As of December 31, 2025, the fair value of the Company’s convertible notes was $101.0 million. The Company measures the fair value of its convertible notes for disclosure purposes. The fair value was determined based on the Lattice model and has been classified as Level 3 in the fair value hierarchy. See Note 10 “Financing transactions” for information regarding the Company’s convertible notes as of December 31, 2025. The key inputs into the Lattice model for the Convertible notes were as follows:

December 31, 2025
Expected term (years)	6.9
Expected volatility	87.7%
Risk-free interest rate	3.90%
Conversion rate	$15.87
Share price	$13.28

Note 4. Acquisition and Intangible Assets

During the year ended December 31, 2021, the Company purchased certain intellectual property for a total consideration of approximately $4.5 million in cash. The assets acquired primarily consists of intellectual property (patents).

The Company applied a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets and determine the transaction should be accounted for as an asset acquisition. Since the only substantive assets acquired was intellectual property the entire purchase price was allocated to the intellectual property. The acquired intellectual property has a weighted-average useful life of 5 years. The Company recorded amortization expense related to the acquired intangible assets of $0.9 million for each of the years ended December 31, 2025, 2024 and 2023.

As of December 31, 2025, expected amortization expense relating to purchased intangible assets over the remaining life was as follows (in thousands):

Intangibles
2026	825
Total future amortization	$825

Note 5. Inventories

Inventories consist of the following (in thousands):

	As of December 31,
	2025	2024
Raw materials	$3,726	$1,550
Work-in-progress	897	88
Finished goods	1,164	707
Total inventories	$5,787	$2,345

Note 6. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of December 31,
	2025	2024
Computer equipment	3,188	$3,121
Lab equipment	8,362	8,328
Leasehold improvements	3,413	3,374
Construction in progress	6,863	243
Testing equipment	2,133	1,847
Manufacturing equipment	5,531	5,597
Furniture, fixtures and other equipment	579	566
Total property, plant and equipment	30,069	23,076
Less: accumulated depreciation	(17,224)	(12,744)
Total property, plant and equipment, net	$12,845	$10,332

Depreciation related to property, plant and equipment was $4.5 million, $4.6 million, and $3.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 7. Other current assets

Other current assets consist of the following (in thousands):

	As of December 31,
	2025	2024
Prepaid expenses	$3,270	$2,287
Joint development agreement receivable	6,000	—
Contract assets	3,277	85
Vendor deposits	890	971
Other current assets	9,039	4,418
Total other current assets	$22,476	$7,761

Note 8. Other non-current assets

Other non-current assets consist of the following (in thousands):

	As of December 31,
	2025	2024
Non-marketable equity investments	$5,000	$5,000
Security deposits	500	815
Joint development agreement receivable	1,500	—
Other non-current assets	26	2,491
Total other non-current assets	$7,026	$8,306

In November 2023, the Company made an investment in 700,440 shares of preferred stock of a private company for a cash consideration of $5.0 million. The Company’s investment in the private company represents less than 1% of total capitalization. The Company neither has significant influence over the private company nor does the investment amount to a controlling financial interest in the private company. The Company elected to apply the measurement alternative, and as such, records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes in orderly transactions. During the fiscal year ended December 31, 2025, the Company did not identify any impairment or observable price changes for this non-marketable equity investment.

Note 9. Other current liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Litigation settlement	$—	$14,000
Deferred revenue	284	4,001
Other current liabilities	2,204	1,173
Total other current liabilities	$2,488	$19,174

Note 10. Financing transaction

Private Investment

On November 8, 2023, the Company entered into subscription agreements (the “Subscription Agreements”) with entities affiliated with Sylebra Capital Limited (“Sylebra”) and Adage Capital Management, providing for the purchase of an aggregate of 7,360,460 shares of the Company’s common stock, par value $0.0001 per share (the “PIPE Shares”), at a purchase price of $2.90 per share for aggregate gross proceeds of approximately $21.4 million (the “Private Placement”). Sylebra is a related party due to its shareholding in the Company and representation on the Company’s board of directors.

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

The preferred stock will be convertible at the option of the holders into the number of shares of common stock equal to $10,000 divided by the then-applicable conversion price. At any time after the two year anniversary of any issuance of any series of preferred stock, the Company will have the option to convert all (but not less than all) of any series of then-outstanding preferred stock by paying a make-whole payment, in either stock or cash, equal to three years of dividends, provided that the closing price of the common stock exceeds 250% of the then-applicable conversion price for at least 20 out of 30 consecutive trading days prior to the date of conversion. To the extent, if any, a conversion would result in the holder thereof becoming the beneficial owner of more than 16,428,553 shares of the Company’s outstanding common stock, the Company will issue to such holder a pre-funded warrant in the form attached to the Facility Agreement. The preferred stock will be subject to customary pre-emptive rights.

The Company’s right to request Advances is conditioned upon the Company achieving a minimum of one new passenger auto-original equipment manufacturer (“OEM”) or commercial OEM program award with at least a 50,000 unit volume, the trading price of the common stock being below $38 at the time of the Advance request and other customary conditions. As of December 31, 2025, all conditions to request an Advance under the Facility Agreement were met.

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

In connection with this financing, the Company also paid the entities affiliated with Sylebra, (a) a facility fee in the amount of $2.5 million, (b) an origination fee in the amount of $0.6 million, (c) an administrative fee in the amount of $0.3 million and (d) fees and expenses of Sylebra and its counsel, of approximately $0.4 million. The issuance costs related to the Facility Agreement were expensed as incurred as it failed to meet the equity classification guidance under ASC 815-40, and were deemed to be a derivative asset. The fair value of the derivative asset was not material as of and for the period ended December 31, 2025.

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

As of December 31, 2025, the Company had 3,000,000 Series A Warrants outstanding. The Series A Warrants were issued as consideration for entering into the Facility Agreement as discussed above. Each Series A Warrant is currently exercisable and expires in December 2027. Holders shall not have the right to exercise the Series A Warrants to the extent such person would beneficially own in excess of 16,428,553 shares of the Company’s outstanding common stock as adjusted immediately after giving effect to such exercise.

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

Share Subscription Agreement - LGIT

On May 13, 2025, the Company entered into a strategic collaboration with LGIT. In connection with this partnership, the parties entered into a LG Subscription Agreement , and a JDA, (collectively referred to as the “LGIT Transaction”).

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

The Long Forward and Barrier Put Option instrument required recognition as liability on the consolidated balance sheet because the instrument was determined not to be indexed to the Company’s common stock, as the total number of shares to be issued was not fixed. The Company recognized the instrument at fair value at contract inception and at each reporting date until settlement at closing of the LG Private Placement. The Company re-measured the fair value of the LG Private Placement as of the closing and accordingly recorded an associated gain of $1.7 million for the year ended December 31, 2025, upon issuance of its common stock.

The LG Private Placement closed on August 20, 2025. Accordingly, the Company issued 3,509,719 shares of common stock to LGIT at a price of $9.26 per share upon receipt of gross proceeds of $32.5 million.

Pursuant to the JDA, the Company agreed to provide non-recurring engineering services to LGIT in exchange for a total consideration of $7.5 million. However, based on the contract analysis, JDA and LG Subscription Agreement were determined to be a combined contract in which all the proceeds were allocated to the LG Subscription Agreement and no proceeds were allocated to the JDA, accordingly no revenue shall be recognized for non-recurring engineering services to be provided under the JDA. See Note 1 to these consolidated financial statements for details on provision for anticipated losses recognized on the JDA.

Convertible Notes

In November 2025, the Company issued $100.0 million aggregate principal amount of 4.375% Convertible Senior Notes due 2032 (the “Convertible Notes”) in a private placement transaction. The proceeds from the issuance of the Convertible Notes, net of debt issuance costs, were $96.7 million.

The Convertible Notes are senior unsecured obligations of the Company and will mature on November 15, 2032, unless earlier converted, redeemed, or repurchased. The Convertible Notes are governed by an indenture dated November 6, 2025 (the “Indenture”). Interest on the 2032 Notes accrues at a rate of 4.375% per annum and is payable semiannually on May 15 and November 15. The Company pursuant to satisfaction of interests conditions may elect to pay interest on the 2032 Notes (i) by paying an amount in cash (“Cash Interest”) on such interest payment date equal to all interest accrued from, and including, the immediately preceding date on the principal amount (the “Interest Amount”) or (ii) by the issuance of a number of shares of the Company’s common stock equal to the Interest Amount based on the daily VWAP (as defined in the Indenture) for the eight trading days prior to the date two trading days prior to the relevant interest payment date (“Share Interest”) or (iii) any combination of Cash Interest and Share Interest. The effective interest rate of the Convertible Notes is 4.95%.

The Convertible Notes are convertible at an initial conversion rate of 63.0348 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $15.8643 per share, subject to adjustment upon the occurrence of certain events as described in the Indenture. Holders may convert their 2032 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company may pay or deliver cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election.

The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after November 20, 2028, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may redeem for cash all of the Notes, at a redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest thereon, if at any time less than 10% of the aggregate principal amount of the Notes initially issued on the date of the Indenture remain outstanding. The conversion rate on any Notes that are converted following a notice of redemption will be subject to a “make-whole” adjustment pursuant to the terms of the Indenture. No sinking fund is provided for the Convertible Notes.

Subject to certain administrative conditions set forth in the Indenture, upon the occurrence of a Fundamental Change (as defined in the Indenture), each of the Holders shall have the right at such Holder’s option to require the Company to repurchase in cash all of such Holder’s Notes or any portion of the principal amount thereof which is equal to $1,000 or an integral multiple of $1,000 at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon.

The net carrying amount of the Convertible Notes was as follows (in thousands):

December 31,
2025
Principal	$100,000
Unamortized debt discount and issuance costs	3,307
Net carrying amount	$96,693

Note 11. Capital Structure

As of December 31, 2025, the Company was authorized to issue up to 422,000,000 shares of common stock, each with a par value of $0.0001 per share.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of December 31, 2025 and December 31, 2024, no shares of preferred stock were issued and outstanding.

Warrants

As of December 31, 2025, the Company had 12,074,876 public warrants and 384,000 private warrants outstanding, exercisable for 2,491,776 shares of common stock. Every five public and private warrant entitles the registered holder to purchase one share of common stock at a price of $57.50 per share. These warrants expired on March 12, 2026, and trading of the public warrants was suspended upon expiration. Additionally, the Company also issued 3,000,000 Series A Warrants in connection with the Facility Agreement. Each Series A Warrant entitles the registered holder to purchase one share of common stock at an exercise price of $5.00 per share.

Note 12. Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Year ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(145,428)	$(152,261)	$(149,333)
Net loss attributable per share to common stockholders	(145,428)	(152,261)	(149,333)
Denominator:
Weighted average shares of common stock outstanding – Basic	57,023,024	53,359,685	45,412,155
Dilutive effect of potential common stock	—	—	—
Weighted average shares of common stock outstanding – Diluted	57,023,024	53,359,685	45,412,155
Net loss per share attributable to common stockholders – Basic and Diluted	$(2.55)	$(2.85)	$(3.29)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Year ended December 31,
	2025	2024	2023
Common stock options issued and outstanding	2,316,417	2,370,672	2,414,730
Restricted stock units	7,137,273	6,549,869	5,199,811
Performance-based restricted stock units	735,294	1,911,765	1,911,765
Common stock warrants	2,491,776	2,491,776	2,491,776
Series A warrants	3,000,000	3,000,000	3,000,000
Convertible notes	6,303,480	—	—
Total	21,984,240	16,324,082	15,018,082

Note 13. Stock-based Compensation

Stock Options

The Company maintains the 2016 Stock Incentive Plan and the 2021 Incentive Award Plan (the “Stock Plans”) under which incentive stock options, non-qualified stock options and RSUs may be granted to employees. Under the Stock Plans, the Company has 405,221 shares available for issuance as of December 31, 2025.

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

The following table summarized the stock option activity and related information under all stock option plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,686,835	$3.34	6.77	$11,593
Exercised	(131,444)	1.80	—	—
Forfeited	(140,661)	14.26	—	—
Outstanding as of December 31, 2023	2,414,730	$2.79	5.73	$4,004
Exercised	(43,660)	1.81	—	—
Forfeited	(398)	2.74	—	—
Outstanding as of December 31, 2024	2,370,672	$2.81	4.75	$6,055
Exercised	(54,255)	2.36	—	—
Outstanding as of December 31, 2025	2,316,417	$2.81	3.76	$24,431
Vested and exercisable as of December 31, 2025	2,313,355	$2.80	3.75	$24,431
Vested and expected to vest as of December 31, 2025	2,316,417	$2.81	3.76	$24,431

The intrinsic value of options exercised during years ended December 31, 2025, 2024 and 2023 was $24.4 million, $0.1 million, and $0.5 million, respectively.

As of December 31, 2025, the Company had no unrecognized stock-based compensation expense related to the stock options.

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

In May 2023, the Company granted a total of 1,176,471 PBRSUs pursuant to the 2021 Incentive Award Plan to certain executives that vest on achieving certain operational milestones as defined in the individual grant agreements subject to continued employment through 2025. Stock-based compensation expense is recognized over the expected performance/service achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. If satisfaction of the performance condition is not probable, stock-based compensation cost recognition is deferred until it becomes probable. The Company reassesses the probability as to whether satisfaction of the performance condition is probable on a quarterly basis, and stock-based compensation cost is adjusted based on the portion of the requisite service provided. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest or the performance period lapses. The weighted-average grant date PBRSU fair value of $5.10 per share is determined based upon the market closing price of the Company’s common stock on the date of grant. These performance-based RSUs were fully vested and released on December 31, 2025 pursuant to the satisfaction of service condition.

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

As of December 31, 2025, the total unrecognized compensation expense related to the market-based PBRSUs was $0.3 million, which is expected to be amortized over a weighted-average period of 2.0 years.

The following table summarizes the Company’s RSU activity for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	2,388,909	$26.11
Granted	5,143,160	6.04
Released	(1,205,704)	18.87
Forfeited	(1,126,554)	18.21
Outstanding as of December 31, 2023	5,199,811	$9.65
Granted	4,502,661	3.57
Released	(1,921,646)	10.91
Forfeited	(1,230,957)	7.63
Outstanding as of December 31, 2024	6,549,869	$5.48
Granted	4,709,367	7.90
Released	(2,799,331)	6.65
Forfeited	(1,322,632)	6.13
Outstanding as of December 31, 2025	7,137,273	$6.51

The total fair value of restricted stock awards vested for the years ended December 31, 2025, 2024 and 2023, was $45.8 million, $6.5 million, and $6.2 million, respectively.

As of December 31, 2025, the Company had $38.8 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

In November 2022, the Board and the Company’s stockholders adopted the 2022 Employee Stock Purchase Plan (“ESPP”) under which 1,831,812 shares were authorized for issuance. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deduction with up to 15% of their pre-tax earnings subject to certain Internal Revenue Code limitations. The purchase price of shares is 85% of the lower of the fair market value of the Company’s common stock on the first day of a six-month offering period, or the relevant purchase date. In addition, participants are subject to $25,000 annual purchase restriction. No ESPP shares were purchased during 2025.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Cost of revenue	$414	$279	$965
Research and development expenses	12,794	16,657	16,760
General and administrative expenses	7,969	5,875	5,131
Sales and marketing expenses	666	897	819
Total	$21,843	$23,708	$23,675

Note 14. Income Taxes

Components of Income Before Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Year ended December 31,
	2025	2024	2023
Domestic	$(146,000)	$(152,496)	$(149,540)
Foreign	880	406	207
Loss before income taxes	$(145,120)	$(152,090)	$(149,333)

Components of Tax Expense

The components of income tax expense are as follows (in thousands):

	Year ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	—	—
Foreign	308	171
Total Current	308	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred	$—	$—

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate of 21% is as follows:

	Year Ended December 31, 2025
Income taxes at the U.S. federal statutory tax rate	(30,485)	21.0%
Foreign tax effects
Other foreign tax effects	(34)	0.0%
Effect of cross-border tax laws
Tax credits
Research & Developments Credit	(4,483)	3.1%
Changes in valuation allowances	32,390	(22.3)%
Nontaxable or nondeductible items
Stock Based Comp	(3,410)	2.4%
Sec. 162(m)	1,966	(1.4)%
Change in FMV of Warrants	4,159	(2.9)%
Other	205	(0.1)%
Total	308	(0.2)%

	Year Ended December 31,
	2024	2023
U.S. federal provision at statutory rate	21.0%	21.0%
Tax credits	2.6%	3.0%
Stock-based compensation	(2.2)%	(2.7)%
Section 162(m)	(0.7)%	(0.1)%
Change in valuation allowance	(20.2)%	(19.6)%
Other	(0.5)%	(1.6)%
Effective tax rate	0.0%	0.0%

The Company’s effective tax rates differ from the federal statutory rate primarily due to the change in valuation allowance.

Deferred Taxes

The Company’s deferred income tax assets and liabilities as of December 31, 2025 and 2024 were as follows (in thousands):

	Year ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry forward	$152,117	$79,991
Tax credits	31,567	24,293
Intangibles	3,614	3,535
Other	—	(1)
Stock-based compensation	1,501	1,880
Lease liability	1,381	827
Research and development costs	10,168	47,018
Fixed assets	193	37
Accruals and reserves	1,454	1,384
Total deferred tax assets before valuation allowance	201,995	158,964
Valuation allowance	(200,666)	(158,121)
Total deferred tax assets	1,329	843
Deferred tax liabilities:
Right of use assets	(1,328)	(843)
Other	(1)	—
Total deferred tax liabilities	(1,329)	(843)
Net deferred tax assets (liabilities)	$—	$—

The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the losses the Company generated in the current and prior years; the Company believes it is not more likely than not that all of the deferred tax assets can be realized. Accordingly, the Company established and recorded a full valuation allowance on its net deferred tax assets of $200.7 million as of December 31, 2025 and a net valuation allowance on its deferred tax assets of $158.1 million as of December 31, 2024. The valuation allowance increased by $42.5 million for the year ended December 31, 2025.

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

As of December 31, 2025, the Company had $607.4 million of U.S. federal and $356.1 million of state net operating loss carryforwards available to reduce future taxable income, of which $604.2 million will be carried forward indefinitely for U.S. federal tax purposes and the remainder of losses will expire beginning in 2036 for federal and 2031 for state tax purposes.

The Company also has federal and California research and development tax credit carryforwards of $34.3 million and $23.9 million, respectively. The federal research credit carryforwards will expire in 2036 and California research credits can be carried forward indefinitely.

The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company has completed analysis as of December 31, 2025 and doesn’t expect any net operating loss carryforwards or tax credit carryforwards to expire due to a limitation.

Unrecognized Tax Benefits

The Company accrues for uncertain tax positions identified, which are not deemed more likely than not to be sustained if challenged, and recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company has not accrued any interest on uncertain tax benefits associated with unrecognized tax benefits and had immaterial cumulative interest and penalties as of December 31, 2025, 2024 and 2023.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year ended December 31,
	2025	2024	2023
Unrecognized tax benefits as of the beginning of the year	$18,317	$13,809	$8,872
Increase related to prior year tax provisions	—	111	—
Decrease related to prior year tax provisions	—	—	—
Increase related to current year tax provisions	5,345	4,397	4,937
Statue lapse	—	—	—
Unrecognized tax benefits as of the end of the year	$23,662	$18,317	$13,809

There are no amounts included in the balance of unrecognized tax benefits as of December 31, 2025, 2024 and 2023, that, if recognized, would affect the effective tax rate.

The Company’s major tax jurisdictions are the United States, various states and India. Due to the net operating loss carryforward since inception, all tax years are open for examination. There have been no examinations of the Company’s income tax returns by any tax authority.

Note 15. Commitments and Contingencies

Leases

The weighted-average remaining lease terms were 3.1 years and 1.2 years as of December 31, 2025 and 2024, respectively. The weighted-average discount rates were 8.5% and 6.04% as of December 31, 2025 and 2024, respectively. Operating lease costs for the years ended December 31, 2025, 2024 and 2023, were $3.5 million, $3.8 million, and $3.7 million, respectively.

Short-term lease costs for the years ended December 31, 2025 and 2024, were $0.1 million and $0.1 million, respectively.

Variable lease costs for the years ended December 31, 2025 and 2024, were $0.5 million and $0.6 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2025 (in thousands):

Operating Leases
2026	$1,895
2027	1,878
2028	1,943
2029	825
Total minimum lease payments	6,541
Less: imputed interest	(840)
Total lease liability	$5,701

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

On July 2, 2024, Aeva and the parties to the Delaware Stockholder Litigation entered into a term sheet, and on December 6, 2024 entered into a formal settlement agreement where the Company agreed to pay a total settlement cost of $14.0 million in exchange for a release of all claims. The settlement was paid pursuant to our indemnification obligations and from available director and officer insurance policies. On September 12, 2025, the Delaware Court of Chancery issued a final order approving the terms and conditions set forth in the settlement agreement.

As of December 31, 2025, the Company has paid in full the $14.0 million of accrued liability in connection with the settlement of the Delaware Stockholder Litigation. The Company has also recovered $2.5 million from an insurance carrier.

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

The table below presents the Company's consolidated operating results including segment expenses (in thousands):

	Year ended December 31,
	2025	2024	2023
Net revenues	$18,079	$9,065	$4,312
Less:
Stock-based compensation expense (1)	21,843	23,708	23,675
Loss on joint development agreement (2)	3,785	—	—
Cost of revenue (excluding 1 and 2)	14,540	12,576	9,233
Research and development expenses (excluding 1)	72,630	86,010	85,743
General and administrative expenses (excluding 1)	26,859	27,384	26,630
Selling and marketing expenses (excluding 1)	6,019	6,259	6,819
Litigation settlement, net	—	11,500	—
Operating loss	(127,597)	(158,372)	(147,788)
Financing charges (3)	—	—	(3,788)
Fair value at issuance of Series A warrants (4)	—	—	(6,500)
Fair value gain on settlement of share subscription liability	1,651	—	—
Change in fair value of warrant liabilities (5)	(21,453)	(1,486)	(182)
Interest income	2,738	7,712	8,925
Other income (expense), net (excluding 3)	(459)	56	—
Income tax provision	(308)	(171)	—
Net loss	$(145,428)	$(152,261)	$(149,333)

Revenues from External Customers

Revenues from customers outside the United States were 26%, 14%, and 35% of total revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region (in thousands):

	Year Ended December 31,
	2025	2024
North America	$8,135	$6,645
Asia	4,710	3,687
Total	$12,845	$10,332

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the quarter ended December 31, 2025, no Section 16 directors and officers, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025 (the “Proxy Statement”).

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

3.3	Amended and Restated By-laws of Aeva Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed by the Registrant on January 24, 2020).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by the Registrant on January 24, 2020).

4.3	Description of Registrant's Securities (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Registrant on March 20, 2025).

4.4

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

4.7

Indenture (including Form of Note) with respect to Aeva Technologies, Inc.’s 4.375% Convertible Senior Notes due 2032, dated November 6, 2025, by and between the Company, Aeva, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on November 6, 2025).

4.8	Form of 4.375% Convertible Senior Notes due 2032 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on November 6, 2025).
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

10.3

Second Amendment to Standby Equity Purchase Agreement, dated May 15, 2025, by and among the Company and investment entities affiliated with Sylebra Capital Limited. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 6, 2025).

10.4

Third Amendment to Standby Equity Purchase Agreement, dated June 30, 2025, by and among the Company and investment entities affiliated with Sylebra Capital Limited. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 6, 2025).

10.5

Stockholders Agreement, dated as of March 12, 2021, by and among the Company and certain stockholders of the Company named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

10.6	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4/A filed by the Registrant on January 13, 2021).

10.7#	Aeva, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed by the Registrant on December 3, 2020).

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

10.10#	Aeva Technologies, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed by the Registrant on March 18, 2021).

10.11#

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

10.13#

Employment Agreement by and between Aeva Technologies, Inc. and Saurabh Sinha dated May 27, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 27, 2022).

10.14#

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

10.16#	Aeva Technologies, Inc. Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 10, 2023).

10.17#	Amendment No. 1 to Aeva Technologies, Inc. 2021 Incentive Award Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on October 4, 2022).
10.18#	Aeva Technologies, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Annex B to the Registrant’s Proxy Statement on Schedule 14A filed on October 4, 2022)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by the Registrant on March 21, 2025)

21.1	List of subsidiaries of Aeva Technologies, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by the Registrant on March 21, 2025)

23.1*	Consent of Deloitte & Touche LLP independent registered accounting firm for Aeva Technologies, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Registrant on March 21, 2025)
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File ((formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

† Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California, on March 19, 2026.

AEVA TECHNOLOGIES, INC.

By:	/s/ Soroush Salehian Dardashti
Name:	Soroush Salehian Dardashti
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Soroush Salehian Dardashti Soroush Salehian Dardashti	Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2026

/s/ Saurabh Sinha Saurabh Sinha	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2026

/s/ Mina Rezk Mina Rezk	President, Chief Technology Officer and Director	March 19, 2026

/s/ Stefan Sommer Stefan Sommer	Director	March 19, 2026

/s/ Hrach Simonian Hrach Simonian	Director	March 19, 2026

/s/ Daniel Gibson Daniel Gibson	Director	March 19, 2026

/s/ Katherine Motlagh	Director	March 19, 2026
Katherine Motlagh

/s/ Stephen Zadesky	Director	March 19, 2026
Stephen Zadesky