Form 10-Q
period 2026-03-31
Aeva Technologies, Inc.
filed 2026-05-08
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 63,040,821 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding future events and our future results that are subject to the safe harbors created under the Securities Act and the Exchange Act. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “goal,” “plan,” “intend,” “expect,” “seek”, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, together with any updates in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$31,176	$72,291
Marketable securities	68,328	49,608
Accounts receivable, net	3,454	3,363
Inventories	5,984	5,787
Other current assets	13,149	22,476
Total current assets	122,091	153,525
Operating lease right-of-use assets	4,919	5,480
Property, plant and equipment, net	13,244	12,845
Intangible assets, net	600	825
Other noncurrent assets	6,446	7,026
Total assets	$147,300	$179,701
Liabilities and stockholders' equity
Accounts payable	$4,613	$5,885
Accrued liabilities	11,944	12,063
Accrued employee costs	7,846	13,945
Lease liability, current portion	1,425	1,488
Other current liabilities	3,989	2,488
Total current liabilities	29,817	35,869
Lease liability, noncurrent portion	3,838	4,213
Convertible notes	96,793	96,693
Warrant liabilities	29,261	29,711
Total liabilities	159,709	166,486
Commitments and contingencies (Note 15)
Convertible preferred stock $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 62,985 and 61,580 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	779,883	770,502
Accumulated other comprehensive loss	(30)	(4)
Accumulated deficit	(792,268)	(757,289)
Total stockholders' equity (deficit)	(12,409)	13,215
Total liabilities and stockholders' equity	$147,300	$179,701

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product	$2,427	$2,481
Professional service	3,835	887
Total revenues	6,262	3,368
Cost of revenues:
Product	3,037	2,583
Professional service	1,284	475
Total cost of revenues	4,321	3,058
Gross profit	1,941	310
Operating expenses:
Research and development expenses	22,826	21,569
General and administrative expenses	12,352	7,217
Selling and marketing expenses	1,899	1,942
Total operating expenses	37,077	30,728
Operating loss	(35,136)	(30,418)
Interest income	877	1,007
Change in fair value of warrant liabilities	450	(5,400)
Interest expense	(1,183)	—
Other income, net	45	1
Loss before income taxes	(34,947)	(34,810)
Income tax provision	32	57
Net loss	$(34,979)	$(34,867)
Unrealized loss on available-for-sale securities, net of tax	(26)	(54)
Total comprehensive loss	$(35,005)	$(34,921)
Net loss per share, basic and diluted	$(0.56)	$(0.64)
Weighted-average shares used in computing net loss per share, basic and diluted	62,808,102	54,750,088

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2025	61,580,151	$6	$770,502	$(4)	$(757,289)	$13,215
Stock based compensation	—	—	9,365	—	—	9,365
Issuance of common stock upon exercise of stock options	9,152	—	16	—	—	16
Issuance of common stock upon release of restricted stock units	1,395,300	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(26)	—	(26)
Net loss		—	—	—	(34,979)	(34,979)
Balance as of March 31, 2026	62,984,603	$6	$779,883	$(30)	$(792,268)	$(12,409)

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2024	54,139,560	$6	$711,160	$47	$(611,861)	$99,352
Stock based compensation	—	—	4,564	—	—	4,564
Issuance of common stock upon exercise of stock options	273	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	857,209	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(47,758)	—	(183)	—	—	(183)
Unrealized loss on available-for-sale securities	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(34,867)	(34,867)
Balance as of March 31, 2025	54,949,284	$6	$715,541	$(7)	$(646,728)	$68,812

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(34,979)	$(34,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,324	1,388
Impairment of inventories	—	33
Change in fair value of warrant liabilities	(450)	5,400
Stock-based compensation	9,365	4,564
Amortization of right-of-use assets	561	902
Amortization of premium and accretion of discount on available-for-sale securities, net	(485)	(477)
Accretion of convertible notes issuance cost	100	—
Changes in operating assets and liabilities:
Accounts receivable, net	(92)	412
Inventories	(197)	(1,570)
Other current assets	3,827	1,634
Other noncurrent assets	580	(192)
Accounts payable	(248)	(2,454)
Accrued liabilities	(160)	(378)
Accrued employee costs	(6,099)	(1,071)
Lease liability	(437)	(950)
Other current liabilities	1,542	(3,166)
Net cash used in operating activities	(25,848)	(30,792)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,225)	(459)
Purchase of available-for-sale securities	(36,761)	(15,969)
Proceeds from maturities of available-for-sale securities	18,500	39,750
Net cash (used in) provided by investing activities	(20,486)	23,322
Cash flows from financing activities:
Proceeds from equity-related funding in connection with the JDA	5,500	—
Payments of taxes withheld on net settled vesting of restricted stock units	—	(183)
Transaction costs related to issuance of convertible notes	(297)	—
Proceeds from exercise of stock options	16	—
Net cash provided by (used in) financing activities	5,219	(183)
Net decrease in cash and cash equivalents	(41,115)	(7,653)
Beginning cash and cash equivalents	72,291	28,864
Ending cash and cash equivalents	$31,176	$21,211
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$48	$35
Supplemental disclosures of non-cash investing and financing activities:
Unpaid property, plant and equipment purchases	$—	$1,055

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

These condensed consolidated financial statements and other information presented in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC.

Principles of Consolidation and Liquidity

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has funded its operations primarily through the business combination with InterPrivate Acquisition Corp. (the Company’s predecessor, which was originally incorporated in Delaware as a special purpose acquisition company (“IPV”)), on March 12, 2021 (the “Business Combination”) and issuances of stock. As of March 31, 2026, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $99.5 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $792.3 million as of March 31, 2026. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents, marketable securities, and the Standby Equity Purchase Agreement (the “Facility Agreement,” Note 10) will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

As of March 31, 2026, three customers accounted for 51% of accounts receivable and as of December 31, 2025, three customers accounted for 72% of accounts receivable. As of March 31, 2026, no vendor accounted for 10% or more of accounts payable and as of December 31, 2025, three vendors accounted for 33% of accounts payable.

Provision for Anticipated Losses on Contracts

When estimated contract costs exceed expected consideration under contracts with a customer, the Company evaluates whether the nature of the contract is in the scope of Accounting Standards Codification (“ASC”) 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts (“ASC 605-35”). If ASC 605-35 applies, the Company recognizes a provision for the entire anticipated losses on contracts as soon as the loss becomes evident. In determining the anticipated losses, the Company considers the principles in ASC 606-10-32-2 through 32-27 (except for the guidance in paragraphs 606-10-32-11 through 32-13 on constraining estimates of variable consideration) to determine the transaction price, adjusted to reflect the effects of the customer's credit risk. The costs used in arriving at the estimated loss on a contract shall include all costs of the type allocable to contracts under paragraphs 340-40-25-5 through 25-8. Provisions for anticipated losses, are classified in accrued liabilities on the condensed consolidated balance sheets.

The following table presents a summary of the changes in the value of the provision for anticipated losses (in thousands):

	March 31, 2026	December 31, 2025
Loss contract liability, beginning balance	$2,932	$—
Provision for anticipated losses	-	3,785
Settlement of loss contract liability	(373)	(853)
Loss contract liability, closing balance	$2,559	$2,932
Current portion	$2,559	$2,932

Recent Accounting Pronouncements

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

Note 2. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the three months ended March 31, 2026 and 2025, based on the disaggregation criteria described above were as follows (in thousands):

	Three Months Ended March 31,
	2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$2,120	34%	$3,157	94%
EMEA	3,862	62%	52	2%
Asia	280	4%	159	5%
Total	$6,262	100%	$3,368	101%

Revenue by timing of recognition:
Recognized at a point in time	$2,427	39%	$2,481	74%
Recognized over time	3,835	61%	887	26%
Total	$6,262	100%	$3,368	100%

The revenue recognized at a point in time was related to product revenue and revenue recognized over time was from non-recurring engineering services.

For the three months ended March 31, 2026, two customers accounted for 47% and 12% of the Company’s revenue, respectively. For the three months ended March 31, 2025, two customers accounted for 59% and 19% of the Company’s revenue, respectively.

Contract Assets and Contract Liabilities

As of March 31, 2026 the Company had contract assets of $6.4 million included in other current assets and other noncurrent assets. As of December 31, 2025, the Company had contract assets of $3.3 million included in other current assets. As of March 31, 2026, and December 31, 2025, the Company had contract liabilities of $0.4 million and $0 million, respectively, included in other current liabilities.

Remaining Performance Obligations

As of March 31, 2026, the total amount of the transaction price allocated to unsatisfied performance obligations for contracts with an original duration greater than one year was $31.4 million, of which approximately 28% is expected to be recognized as revenue over the next 12 months, and the remainder thereafter. Total revenue estimates are based on negotiated contract prices and demand quantities, and could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. Accordingly, the actual revenue recognized for the remaining performance obligation in future periods may significantly fluctuate from these estimates.

Note 3. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy:

	March 31, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$13,625	$—	$—	$13,625	$13,625	$—

Level 1
Money market funds	10,057	—	—	10,057	10,057	—

Level 2
U.S. Government securities	29,587	—	(12)	29,575	—	29,575
U.S. Treasury securities	12,986	—	(1)	12,985	7,494	5,491
Commercial paper	20,079	—	(9)	20,070	—	20,070
Corporate bonds	13,200	—	(8)	13,192	—	13,192
Subtotal	75,852	—	(30)	75,822	7,494	68,328
Total assets	$99,534	$-	$(30)	$99,504	$31,176	$68,328

Liabilities
Level 3
Convertible notes	—	—	—	101,542	—	—
Warrant liabilities	—	—	—	29,261	—	—
Total liabilities	$—	$—	$—	$130,803	$—	$—

	December 31, 2025
	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$16,690	$—	$—	$16,690	$16,690	$—

Level 1
Money market funds	16,977	—	—	16,977	16,977	—

Level 2
U.S. Government securities	20,818	3	(2)	20,819	3,984	16,835
U.S. Treasury securities	13,460	—	(2)	13,458	7,989	5,469
Commercial paper	45,480	2	(4)	45,478	26,651	18,827
Corporate bonds	8,478	1	(2)	8,477	—	8,477
Subtotal	88,236	6	(10)	88,232	38,624	49,608
Total assets	$121,903	$6	$(10)	$121,899	$72,291	$49,608

Liabilities
Level 3
Convertible notes	—	—	—	100,958	—	—
Warrant liabilities	—	—	—	29,711	—	—
Total liabilities	$—	$—	$—	$130,669	$—	$—

The fair value of the private placement warrants, convertible notes and Series A warrants are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The Company used the Black Scholes option pricing and the lattice model as applicable to determine the fair value of the warrant liabilities and convertible notes, respectively, using unobservable inputs including the expected term, expected volatility, risk-free interest rate, and dividend yield.

Warrant liabilities

The following table presents a summary of the changes in the fair value of the Series A and private placement warrants (in thousands):

	March 31, 2026	December 31, 2025
Fair value, beginning balance	$29,711	$8,258
Change in the fair value of Series A warrants included in other income (expense), net	(450)	21,479
Change in the fair value of private placement warrants included in other income (expense), net	—	(26)
Fair value, closing balance	$29,261	$29,711

The key inputs into the Black-Scholes option pricing model for the private placement warrants were as follows for the relevant periods. These warrants expired on March 12, 2026, and they were no longer traded upon expiration:

December 31, 2025
Expected term (years)	0.2
Expected volatility	101.0%
Risk-free interest rate	3.67%
Dividend yield	0%
Exercise price	$57.50

The key inputs into the Black-Scholes option pricing model for the Series A warrants were as follows for the relevant periods:

	March 31, 2026	December 31, 2025
Expected term (years)	1.7	2.0
Expected volatility	107.0%	101.0%
Risk-free interest rate	3.76%	3.48%
Dividend yield	0%	0%
Exercise Price	$5.00	$5.00

Convertible notes

As of March 31, 2026 and December 31, 2025, the fair value of the Company’s convertible notes was $101.5 million and $101.0 million, respectively. The Company measures the fair value of its convertible notes for disclosure purposes. The fair value was determined based on the Lattice model and has been classified as Level 3 in the fair value hierarchy. See Note 10 “Financing transactions” for information regarding the Company’s convertible notes. The key inputs into the Lattice model for the convertible notes were as follows:

	March 31, 2026	December 31, 2025
Expected term (years)	6.6	6.9
Expected volatility	88.9%	87.7%
Risk-free interest rate	4.08%	3.90%
Conversion rate	$15.87	$15.87
Stock price	$13.16	$13.28

Note 4. Acquisition of Intangible Assets

As of March 31, 2026, expected amortization expense relating to purchased intangible assets was as follows (in thousands):

Remainder of 2026	$600
Total future amortization	$600

The Company recorded amortization expense related to the acquired intangible assets of $0.2 million for each for the three months ended March 31, 2026 and 2025.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$3,995	$3,726
Work-in-progress	740	897
Finished goods	1,249	1,164
Total inventories	$5,984	$5,787

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Computer equipment	$981	$3,188
Lab equipment	8,370	8,362
Leasehold improvements	3,479	3,413
Construction in progress	7,536	6,863
Testing equipment	2,346	2,133
Manufacturing equipment	5,986	5,531
Furniture, fixtures and other equipment	585	579
Total property, plant and equipment	$29,283	$30,069
Less: accumulated depreciation	(16,039)	(17,224)
Total property, plant and equipment, net	$13,244	$12,845

Depreciation related to property, plant, and equipment was $1.1 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.

Note 7. Other current assets

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid expenses	$3,184	$3,270
Joint development agreement receivable	2,000	6,000
Contract assets	5,445	3,277
Vendor deposits	1,062	890
Other current assets	1,458	9,039
Total other current assets	$13,149	$22,476

Note 8. Other non-current assets

Other non-current assets consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Non marketable equity investments	$5,000	$5,000
Security deposit	500	500
Joint development agreement receivable	—	1,500
Contract assets	906	—
Other non-current assets	40	26
Total other non-current assets	$6,446	$7,026

In November 2023, the Company made an investment in 700,440 shares of preferred stock of a private company for a cash consideration of $5.0 million, which is classified as non-marketable equity investment. The Company’s investment in the private company represents less than 1% of total capitalization. The Company neither has significant influence over the private company nor does the investment amount to a controlling financial interest in the private company. The Company elected to apply the measurement alternative, and as such, records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes in orderly transactions. During the period ended March 31, 2026, the Company did not identify any impairment or significant observable price changes for this non-marketable equity investment.

Note 9. Other current liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Deferred revenue	$414	$284
Other current liabilities	3,575	2,204
Total other current liabilities	$3,989	$2,488

Note 10. Financing transactions

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

The Company’s right to request Advances is conditioned upon the Company achieving a minimum of one new passenger auto-original equipment manufacturer (“OEM”) or commercial OEM program award with at least a 50,000 unit volume, the trading price of the common stock being below $38.00 at the time of the Advance request and other customary conditions. As of March 31, 2026, all conditions to request an Advance under the Facility Agreement were met.

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

In connection with this financing, the Company also paid the entities affiliated with Sylebra, (a) a facility fee in the amount of $2.5 million, (b) an origination fee in the amount of $0.6 million, (c) an administrative fee in the amount of $0.3 million and (d) fees and expenses of Sylebra and its counsel, of approximately $0.4 million. The issuance costs related to the Facility Agreement were expensed as incurred as it failed to meet the equity classification guidance under ASC 815-40, and were deemed to be a derivative asset. The fair value of the derivative asset was not material as of and for the period ended March 31, 2026.

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

As of March 31, 2026, the Company had 3,000,000 Series A Warrants outstanding. The Series A Warrants were issued as consideration for entering into the Facility Agreement as discussed above. Each Series A Warrant is currently exercisable and expires in December 2027. Holders shall not have the right to exercise the Series A Warrants to the extent such person would beneficially own in excess of 16,428,553 shares of the Company’s outstanding common stock as adjusted immediately after giving effect to such exercise.

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

Share Subscription Agreement - LGIT

On May 13, 2025, the Company entered into a strategic collaboration with LG Innotek Co., Ltd. (“LGIT”). In connection with this partnership, the parties entered into a LG Subscription Agreement, and a JDA, (collectively referred to as the “LGIT Transaction”).

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

Pursuant to the JDA, the Company agreed to provide non-recurring engineering services to LGIT in exchange for a total consideration of $7.5 million. However, based on the contract analysis, JDA and LG Subscription Agreement were determined to be a combined contract in which all the proceeds were allocated to the LG Subscription Agreement and no proceeds were allocated to the JDA, accordingly no revenue shall be recognized for non-recurring engineering services to be provided under the JDA. See Note 1 to these condensed consolidated financial statements for details on provision for anticipated losses recognized on the JDA.

Convertible Notes

In November 2025, the Company issued $100.0 million aggregate principal amount of 4.375% Convertible Senior Notes due 2032 (the “Convertible Notes”) in a private placement transaction. The proceeds from the issuance of the Convertible Notes, net of debt issuance costs, were $96.7 million.

The Convertible Notes are senior unsecured obligations of the Company and will mature on November 15, 2032, unless earlier converted, redeemed, or repurchased. The Convertible Notes are governed by an indenture dated November 6, 2025 (the “Indenture”). Interest on the Convertible Notes accrues at a rate of 4.375% per annum and is payable semiannually on May 15 and November 15. The Company pursuant to satisfaction of interests conditions may elect to pay interest on the Convertible Notes (i) by paying an amount in cash (“Cash Interest”) on such interest payment date equal to all interest accrued from, and including, the immediately preceding date on the principal amount (the “Interest Amount”) or (ii) by the issuance of a number of shares of the Company’s common stock equal to the Interest Amount based on the daily VWAP (as defined in the Indenture) for the eight trading days prior to the date two trading days prior to the relevant interest payment date (“Share Interest”) or (iii) any combination of Cash Interest and Share Interest. The effective interest rate of the Convertible Notes is 4.95%.

The Convertible Notes are convertible at an initial conversion rate of 63.0348 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $15.8643 per share, subject to adjustment upon the occurrence of certain events as described in the Indenture. Holders may convert their Convertible Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company may pay or deliver cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election.

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

The net carrying amount of the Convertible Notes was as follows (in thousands):

	March 31,	December 31,
	2026	2025
Principal	$100,000	$100,000
Unamortized debt discount and issuance costs	3,207	3,307
Net carrying amount	$96,793	$96,693

Note 11. Capital Structure

As of March 31, 2026, the Company was authorized to issue up to 422,000,000 shares of common stock, each with a par value of $0.0001 per share.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, no shares of preferred stock were issued and outstanding.

Warrants

As of March 31, 2026, the Company had 3,000,000 Series A Warrants outstanding in connection with the Facility Agreement. Each Series A Warrant entitles the registered holder to purchase one share of common stock at an exercise price of $5.00 per share. As of December 31, 2025, the Company also had 12,074,876 public warrants and 384,000 private warrants outstanding, exercisable for 2,491,776 shares of common stock. These warrants expired on March 12, 2026, and they were no longer traded upon expiration.

Note 12. Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(34,979)	$(34,867)

Denominator:
Weighted average shares of common stock outstanding — Basic and Diluted	62,808,102	54,750,088
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.56)	$(0.64)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Common stock options issued and outstanding	2,307,265	2,370,399
Restricted stock units	6,098,455	5,404,916
Performance-based restricted stock units	735,294	1,911,765
Common stock warrants	—	2,491,776
Convertible notes	6,303,480	—
Series A warrants	3,000,000	3,000,000
Total	18,444,494	15,178,856

Note 13. Stock-based Compensation

Stock Options

Aeva, Inc. adopted the 2016 Stock Incentive Plan in 2016 (the “2016 Plan”). Under the 2016 Plan, the board of directors of Aeva, Inc. granted awards, including incentive stock options, non-qualified stock options and restricted stock units (“RSUs”), to employees. In connection with the Business Combination, the Company assumed the 2016 Plan and all awards outstanding under the 2016 Plan, and adopted the 2021 Incentive Award Plan (the “2021 Plan” and together with the 2016 Plan, the “Stock Plans”) under which incentive stock options, non-qualified stock options and RSU may be granted to employees. Under the Stock Plans, the Company had 3,127,746 shares available for issuance as of March 31, 2026.

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

A summary of the Company’s stock option activity, for the three months ended March 31, 2026, was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	2,316,417	$2.81	3.76	$24,431
Exercised	(9,152)	1.74	—	—
Outstanding as of March 31, 2026	2,307,265	$2.82	3.51	$24,067
Vested and exercisable as of March 31, 2026	2,307,265	$2.82	3.51	$24,067
Vested and expected to vest as of March 31, 2026	2,307,265	$2.82	3.51	$24,067

There were no options granted during the three months ended March 31, 2026. As of March 31, 2026, the Company had no unrecognized stock-based compensation expense related to the stock options.

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

In May 2023, the Company granted a total of 1,176,471 PBRSUs pursuant to the 2021 Plan to certain executives that vest on achieving certain operational milestones as defined in the individual grant agreements subject to continued employment through 2025. Stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. If satisfaction of the performance condition is not probable, stock-based compensation cost recognition is deferred until it becomes probable. The Company reassesses the probability as to whether satisfaction of the performance condition is probable on a quarterly basis, and stock-based compensation cost is adjusted based on the portion of the requisite service provided. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest or the performance period lapses. The weighted-average grant date PBRSU fair value of $5.10 per share is determined based upon the market closing price of the Company’s common stock on the date of grant. These PBRSUs were fully vested and released on December 31, 2025 pursuant to the satisfaction of the applicable service condition.

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

As of March 31, 2026, the total unrecognized compensation expense related to the market-based PBRSUs was $0.3 million, which is expected to be amortized over a weighted-average period of 1.8 years.

The following table summarizes the Company's RSU activity (excluding PBRSUs) for the three months ended March 31, 2026:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2025	7,137,273	$6.51
Granted	381,506	13.35
Released	(1,395,300)	8.45
Forfeited	(25,024)	5.52
Outstanding as of March 31, 2026	6,098,455	$6.39

As of March 31, 2026, the Company had $34.4 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$231	$31
Research and development expenses	3,998	2,977
General and administrative expenses	5,001	1,376
Sales and marketing expenses	135	180
Total	$9,365	$4,564

Note 14. Income Taxes

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2026, the Company recognized a $32 thousand provision for income taxes related to foreign operations.

The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company has completed an analysis as of December 31, 2025 and does not expect any net operating loss carryforwards or tax credit carryforwards to expire due to a limitation.

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

Note 15. Commitments and Contingencies

Leases

The weighted-average remaining lease terms were 3.1 years as of March 31, 2026 and December 31, 2025, respectively. The weighted-average discount rate was 8.50% as of March 31, 2026 and as of December 31, 2025, respectively. Operating lease cost for the three months ended March 31, 2026, and 2025, was $0.8 million and $1.0 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2026 (in thousands):

Operating Leases
Remainder of 2026	$1,343
2027	1,878
2028	1,943
2029	825
Total minimum lease payments	5,989
Less: imputed interest	(726)
Total lease liability	$5,263

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

The table below presents the Company's consolidated operating results including segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues:
Product	$2,427	$2,481
Professional service	3,835	887
Total revenues	6,262	3,368
Less:
Segment expense:
Product (excluding 1)	2,989	2,552
Professional service (excluding 1)	1,101	475
Stock-based compensation expense (1)	9,365	4,564
Research and development expenses (excluding 1)	18,828	18,592
General and administrative expenses (excluding 1)	7,351	5,841
Selling and marketing expenses (excluding 1)	1,764	1,762
Loss from Operations	(35,136)	(30,418)
Interest income	877	1,007
Change in fair value of warrant liabilities	450	(5,400)
Interest expense	(1,183)	—
Other income, net	45	1
Income tax provision	(32)	(57)
Net loss	$(34,979)	$(34,867)

Revenues from External Customers

Revenue from customers outside the United States was 66% and 7% of total revenue for the three months ended March 31, 2026 and March 31, 2025, respectively.

Long-Lived Assets

The following table sets forth the Company’s property, plant, and equipment, net by geographic region (in thousands):

	March 31,	December 31,
	2026	2025
North America	$7,297	$8,135
Asia	5,947	4,710
Total	$13,244	$12,845

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of Aeva’s results of operations and financial condition should be read in conjunction with the information set forth in the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon Aeva’s current expectations, estimates, and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) under the heading “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Unless the context otherwise requires, all references in this section to “we,” “our,” “us” “the Company” or “Aeva” refer to the business of Aeva Technologies, Inc., a Delaware corporation, and its subsidiaries.

Overview

Our vision is to bring perception to broad applications. Through our Frequency Modulated Continuous Wave ("FMCW") sensing technology, we believe we are introducing the world’s first 4D LiDAR-on-chip that, along with our proprietary software applications, has the potential to enable the adoption of LIDAR across broad applications.

Founded in 2017 by former Apple engineers Soroush Salehian and Mina Rezk and led by a multidisciplinary team of engineers and operators experienced in the field of sensing and perception, Aeva’s mission is to bring the next wave of perception technology to broad applications from automated driving to industrial automation, consumer device, and security applications. Our 4D LiDAR-on-chip combines silicon photonics technology that is proven in the telecom industry with precise instant velocity measurements and long-range performance for commercialization.

As a development stage company, we work closely with our customers on the development and commercialization of their programs and the utilization of our products in such programs. Thus far, typically our customers have purchased products and engineering services from us for use in research and development programs, pilot and evaluation programs. We are expanding our manufacturing capacity through third-party manufacturers to meet our customers’ anticipated demand for the production of our products.

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

We believe Aeva is uniquely positioned to provide a superior solution with the potential to enable higher level of automation for vehicles. Furthermore, we believe the advantages of our 4D LiDAR-on-chip allow us to provide the first LiDAR solution that is fully integrated onto a chip with superior performance at scale, with the potential to drive new categories of perception across industrial automation, consumer devices, and security applications.

Key Factors Affecting Aeva’s Operating Results

We believe that Aeva's future performance and success depends to a substantial extent on our ability to capitalize opportunities, which in turn is subject to significant risks and challenges, including those discussed in Part I, Item 1A of the 2025 Form 10-K under the heading “Risk Factors.”

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

Aeva is engaged in design, manufacturing and sale of LiDAR sensing systems and related perception and autonomy-enabling software solutions serving customers in automotive, industrial, and other markets. Under our customer agreements, Aeva delivers a specified number of sensing systems at a fixed price under customary terms and conditions. The sensing system units sold under these agreements are typically products that are used by the customer for its research, development, evaluation, pilot and testing purposes. We also enter into non-recurring engineering service arrangements with certain of our customers to customize Aeva’s perception solution to meet customer specific requirements.

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

Interest income

Interest income consists primarily of income earned on our cash equivalents and investments in marketable securities. Interest income varies based on our cash equivalents and marketable securities balance and changes in the interest rates.

Other income and expense

Other income and expense primarily consist of changes in the fair value of Series A warrants, fair value of private placement warrants, interest expense on convertible notes and foreign currency transaction gains and losses, as well as realized gains and losses on marketable securities.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2026, and 2025

The following table sets forth our results of operations data for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change $	Change %
	(in thousands, except percentages)
Revenues:
Product	$2,427	$2,481	(54)	(2)%
Professional service	3,835	887	2,948	332%
Total revenues	6,262	3,368	2,894	86%
Cost of revenue
Product	3,037	2,583	454	18%
Professional service	1,284	475	809	170%
Total cost of revenues	4,321	3,058	1,263	41%
Gross profit	1,941	310	1,631	526%
Operating expenses:
Research and development expenses	22,826	21,569	1,257	6%
General and administrative expenses	12,352	7,217	5,135	71%
Selling and marketing expenses	1,899	1,942	(43)	(2)%
Total operating expenses	37,077	30,728	6,349	21%
Loss from operations	(35,136)	(30,418)	(4,718)	16%
Interest income	877	1,007	(130)	(13)%
Change in fair value of warrant liabilities	450	(5,400)	5,850	(108)%
Interest expense	(1,183)	—	(1,183)	100%
Other income, net	45	1	44	4400%
Net loss before taxes	(34,947)	(34,810)	(137)	0%
Income tax provision	32	57	(25)	(44)%
Net loss	$(34,979)	$(34,867)	$(112)	0%

Revenue

Product

Product revenue decreased by $0.1 million, or 2%, to $2.4 million during the three months ended March 31, 2026, from $2.5 million for the three months ended March 31, 2025. This decrease was primarily due to a lower average selling price of units sold in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, partially offset by higher number of units sold in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Professional Service

Professional services revenue increased by $2.9 million, or 332%, to $3.8 million during the three months ended March 31, 2026, from $0.9 million for the three months ended March 31, 2025. The increase was primarily due to a higher development activity for non-recurring engineering services during the three months ended March 31, 2026.

Cost of revenue

Cost of product revenue increased by $0.5 million, or 18%, during the three months ended March 31, 2026, from the three months ended March 31, 2025. The increase was primarily due to higher manufacturing overheads related to the units sold.

Cost of professional service revenues increased by $0.8 million, or 170%, during the three months ended March 31, 2026, from the three months ended March 31, 2025. The increase was primarily due to an increase in the activities related to non-recurring engineering services for the three months ended March 31, 2026.

Operating expenses

Research and development expenses

Research and development expenses increased by $1.2 million, or 6%, to $22.8 million for the three months ended March 31, 2026, from $21.6 million for the three months ended March 31, 2025. The increase was primarily due to a $1.6 million increase in research and development material expense, a $1.1 million increase in stock based compensation expense, a $0.1 million increase in consulting expense, a $0.2 million increase in depreciation expense, partially offset by a $1.7 million decrease in payroll related expense.

General and administrative expenses

General and administrative expenses increased by $5.2 million, or 71%, to $12.4 million for the three months ended March 31, 2026, from $7.2 million for the three months ended March 31, 2025. The increase was primarily due to a $3.8 million increase in stock based compensation expense , a $0.5 million increase in payroll related expense, a $0.7 million increase in legal and professional expense and a $0.1 million increase in consulting expense.

Selling and marketing expenses

Selling and marketing expenses decreased marginally for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease was primarily due to decrease in marketing expense.

Interest income

Interest income decreased by $0.1 million, or 13%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was due to a decrease in the interest rate, partially offset by an increase in the overall balance of interest-bearing cash equivalents and marketable securities.

Change in fair value of warrant liability

The change during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was due to an increase in the fair value of the Series A warrants issued in connection with the Facility Agreement.

Interest expense

Interest expense increased by $1.2 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, due to interest expense related to the convertible notes.

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

On July 2, 2024, Aeva and the parties to the Delaware Stockholder Litigation entered into a term sheet, and on December 6, 2024 entered into a formal settlement agreement, which will be subject to court approval, to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, we agreed to pay a total settlement cost of $14.0 million in exchange for a release of all claims. The settlement was paid pursuant to our indemnification obligations and from available director and officer insurance policies. As of March 31, 2026, we have paid in full the $14.0 million previously accrued in connection with the settlement of the Delaware Stockholder Litigation. We have also recovered $2.5 million from an insurance carrier.

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

On November 4, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain funds affiliated with Apollo Global Securities, LLC relating to the sale of our 4.375% Convertible Senior Notes (the “Notes”) in an aggregate principal amount of $100 million due in 2032. The Notes are guaranteed by Aeva, Inc., a wholly owned subsidiary of ours. The transactions contemplated by the Securities Purchase Agreement closed on November 6, 2025. The Notes were issued pursuant to an indenture, dated as of November 6, 2025, by and among the Company, Aeva, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee and are senior, unsecured obligations of the Company. Interest on the Notes began accruing on the Closing Date and is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026, at a rate of 4.375% per year.

To date, we have incurred negative cash flows from operating activities and incurred losses from operations as reflected in our accumulated deficit of $792.3 million as of March 31, 2026. We expect to continue to incur operating losses due to continued investments that we intend to make in our business, including development of products. As of March 31, 2026, we had cash and cash equivalents and marketable securities totaling $99.5 million. We also have the ability to draw on the Facility Agreement up to $125.0 million through November 8, 2026 in exchange for the issuance of preferred shares, and we intend to draw down on the Facility Agreement if and as required by our capital needs. As of March 31, 2026, all conditions to draw under the Facility Agreement were met. We believe that our sources of liquidity, including financing available to us through the Facility Agreement will be sufficient to fund our operating and capital expenditure for at least 12 months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash used in operating activities	$(25,848)	$(30,792)
Cash (used in) provided by investing activities	(20,486)	23,322
Cash provided by (used in) financing activities	5,219	(183)
Net decrease in cash and cash equivalents	$(41,115)	$(7,653)

Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $25.8 million, attributable to a net loss of $35.0 million and a net change in operating assets and liabilities of $1.3 million, partially offset by non-cash charges of $10.4 million. Non-cash charges primarily consisted of $9.4 million in stock-based compensation, $1.3 million in depreciation and amortization expense, $0.5 million in amortization of right of use assets and $0.1 million in accretion for convertible notes, partially offset by a $0.5 million in accretion of discount on available for sale securities and a $0.5 million change in the fair value of warrant liability. The change in net operating assets and liabilities was primarily due to a $6.1 million decrease in accrued employee costs, a $0.4 million decrease in lease liability, a $0.2 million decrease in accounts payable, a $0.2 million decrease in accrued liabilities, a $0.2 million increase in inventories and a $0.1 million increase in accounts receivable, partially offset a $3.8 million decrease in other current assets, a $1.5 million increase in other current liabilities, and a $0.6 million decrease in other noncurrent assets.

Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $20.5 million, attributable to purchase of investments of $36.8 million and purchase of property, plant and equipment of $2.2 million, partially offset by proceeds from maturities of available-for-sale investments of $18.5 million.

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was attributable to $5.5 million of cash received in connection with our joint development agreement with LGIT, partially offset by a $0.3 million payment of issuance cost for convertible notes.

Contractual Obligations and Other Commitments

Our commitments relate to leases of real estate. For more information, see Note 15 to our condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2026, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

For the three months ended March 31, 2026 there were no significant changes to our critical accounting estimates as noted below. For a more detailed discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates.

Interest rate risk

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material positive impact on interest earnings for our portfolio. We do not currently hedge these interest rate exposures. We do not hold or issue financial instruments for trading or speculative purposes and we do not believe there is associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Our business, reputation, results of operations and financial condition, as well as the price of our common stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2025 Form 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, our business, reputation, results of operations and financial condition, as well as the price of our common stock, can be materially and adversely affected. There have been no material changes to our risk factors since the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the quarter ended March 31, 2026, no Section 16 director or officer adopted, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act), except as follows:

On March 17, 2026, Soroush Salehian, our Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Salehian’s Rule 10b5-1 Trading Plan provides for the sale of up to 580,448 shares of our common stock from June 16, 2026 until January 2, 2027, or earlier if all transactions under the Rule 10b5-1 Trading Plan are completed.

On March 17, 2026, Mina Rezk, our Chief Technology Officer and Chairman of our Board of Directors, adopted a Rule 10b5-1 Trading Plan. Mr. Rezk’s Rule 10b5-1 Trading Plan provides for the sale of up to 700,000 shares of our common stock from June 16, 2026 until March 31, 2027, or earlier if all transactions under the Rule 10b5-1 Trading Plan are completed.

On March 16, 2026, Stephen Zadesky, one of our directors, adopted a Rule 10b5-1 Trading Plan. Mr. Zadesky’s Rule 10b5-1 Trading Plan provides for the sale of up to 2,984 shares of our common stock, from June 21, 2026 until December 21, 2026, or earlier if all transactions under the Rule 10b5-1 Trading Plan are completed.

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

AEVA TECHNOLOGIES, INC.

Date: May 7, 2026	By:	/s/Soroush Salehian Dardashti
Soroush Salehian Dardashti
Chief Executive Officer

Date: May 7, 2026	By:	/s/ Saurabh Sinha
Saurabh Sinha
Chief Financial Officer