Form 10-Q
period 2026-06-30
Aeva Technologies, Inc.
filed 2026-08-06
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, the registrant had 69,705,758 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$43,235	$72,291
Marketable securities	134,654	49,608
Accounts receivable, net	3,712	3,363
Inventories	5,709	5,787
Other current assets	16,390	22,476
Total current assets	203,700	153,525
Operating lease right-of-use assets	4,883	5,480
Property, plant and equipment, net	12,399	12,845
Intangible assets, net	375	825
Other noncurrent assets	6,437	7,026
Total assets	$227,794	$179,701
Liabilities and stockholders' equity
Accounts payable	$7,298	$5,885
Accrued liabilities	9,483	12,063
Accrued employee costs	3,958	13,945
Lease liability, current portion	2,031	1,488
Other current liabilities	3,193	2,488
Total current liabilities	25,963	35,869
Lease liability, noncurrent portion	3,444	4,213
Convertible notes	96,896	96,693
Warrant liabilities	73,961	29,711
Total liabilities	200,264	166,486
Commitments and contingencies (Note 15)
Convertible preferred stock $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 68,683 and 61,580 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	7	6
Additional paid-in capital	899,503	770,502
Accumulated other comprehensive loss	(88)	(4)
Accumulated deficit	(871,892)	(757,289)
Total stockholders' equity	27,530	13,215
Total liabilities and stockholders' equity	$227,794	$179,701

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product	$2,546	$4,203	$4,973	$6,684
Professional service	3,590	1,308	7,425	2,195
Total revenues	6,136	5,511	12,398	8,879
Cost of revenues:
Product	2,614	3,992	5,651	6,575
Professional service	1,333	4,239	2,617	4,714
Total cost of revenues	3,947	8,231	8,268	11,289
Gross profit	2,189	(2,720)	4,130	(2,410)
Operating expenses:
Research and development expenses	24,889	22,841	47,715	44,410
General and administrative expenses	10,216	7,969	22,568	15,186
Selling and marketing expenses	1,644	1,393	3,543	3,335
Total operating expenses	36,749	32,203	73,826	62,931
Operating loss	(34,560)	(34,923)	(69,696)	(65,341)
Interest income	893	619	1,770	1,626
Change in fair value of warrant liabilities	(44,700)	(88,478)	(44,250)	(93,878)
Fair value loss on share subscription liability	—	(69,996)	—	(69,996)
Interest expense	(1,196)	—	(2,379)	—
Other income (expense), net	(3)	106	42	107
Loss before income taxes	(79,566)	(192,672)	(114,513)	(227,482)
Income tax provision	58	70	90	127
Net loss	$(79,624)	$(192,742)	$(114,603)	$(227,609)
Unrealized loss on available-for-sale securities, net of tax	(58)	2	(84)	(52)
Total comprehensive loss	$(79,682)	$(192,740)	$(114,687)	$(227,661)
Net loss per share, basic and diluted	$(1.23)	$(3.49)	$(1.80)	$(4.14)
Weighted-average shares used in computing net loss per share, basic and diluted	64,672,666	55,161,124	63,745,534	54,956,722

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2025	61,580,151	$6	$770,502	$(4)	$(757,289)	$13,215
Stock based compensation	—	—	9,365	—	—	9,365
Issuance of common stock upon exercise of stock options	9,152	—	16	—	—	16
Issuance of common stock upon release of restricted stock units	1,395,300	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(26)	—	(26)
Net loss		—	—	—	(34,979)	(34,979)
Balance as of March 31, 2026	62,984,603	$6	$779,883	$(30)	$(792,268)	$(12,409)
Stock based compensation	—	—	8,513	—	—	8,513
Issuance of common stock upon exercise of stock options	3,500	—	7	—	—	7
Issuance of common stock upon release of restricted stock units	377,268	—	—	—	—	—
Issuance of common stock in connection with follow on public offering, net of issuance cost of $6.2 million	5,168,539	1	108,803	—	—	108,804
Issuance of common stock in connection with payment of interest on convertible notes	149,037		2,297			2,297
Unrealized loss on available-for-sale securities	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(79,624)	(79,624)
Balance as of June 30, 2026	68,682,947	$7	$899,503	$(88)	$(871,892)	$27,530

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2024	54,139,560	$6	$711,160	$47	$(611,861)	$99,352
Stock based compensation	—	—	4,564	—	—	4,564
Issuance of common stock upon exercise of stock options	273	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	857,209	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(47,758)	—	(183)	—	—	(183)
Unrealized loss on available-for-sale securities	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(34,867)	(34,867)
Balance as of March 31, 2025	54,949,284	$6	$715,541	$(7)	$(646,728)	$68,812
Stock based compensation	—	—	6,024	—	—	6,024
Issuance of common stock upon exercise of stock options	50,388	—	118	—	—	118
Issuance of common stock upon release of restricted stock units	482,010	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(51,427)	—	(395)	—	—	(395)
Unrealized loss on available-for-sale securities	—	—	—	2	—	2
Net loss	—	—	—	—	(192,742)	(192,742)
Balance as of June 30, 2025	55,430,255	$6	$721,288	$(5)	$(839,470)	$(118,181)

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(114,603)	$(227,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,579	2,716
Loss on joint development agreement	—	3,785
Impairment of inventories	—	134
Issuance of shares for Convertible note interest payment	2,297	—
Change in fair value of warrant liabilities	44,250	93,878
Fair value loss on share subscription liability	—	69,996
Stock-based compensation	17,878	10,588
Amortization of right-of-use assets	1,129	1,830
Amortization of premium and accretion of discount on available-for-sale securities, net	(1,024)	(795)
Accretion of convertible notes issuance cost	203	—
Changes in operating assets and liabilities:
Accounts receivable, net	(349)	(2,709)
Inventories	78	(1,448)
Other current assets	586	2,849
Other noncurrent assets	589	505
Accounts payable	1,992	(1,779)
Accrued liabilities	(2,580)	(2,940)
Accrued employee costs	(9,987)	(3,337)
Lease liability	(758)	(1,932)
Other current liabilities	705	(5,820)
Other noncurrent liabilities	—	1,472
Net cash used in operating activities	(57,015)	(60,616)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,410)	(1,825)
Purchase of available-for-sale securities	(148,072)	(23,369)
Proceeds from maturities of available-for-sale securities	63,966	79,149
Net cash (used in) provided by investing activities	(86,516)	53,955
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with public offering	114,999	—
Transaction costs related to issuance of common stock	(5,750)	—
Proceeds from equity-related funding in connection with the JDA	5,500	—
Payments of taxes withheld on net settled vesting of restricted stock units	—	(578)
Transaction costs related to issuance of convertible notes	(297)	—
Proceeds from exercise of stock options	23	118
Net cash provided by (used in) financing activities	114,475	(460)
Net decrease in cash and cash equivalents	(29,056)	(7,121)
Beginning cash and cash equivalents	72,291	28,864
Ending cash and cash equivalents	$43,235	$21,743
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$101	$73
Supplemental disclosures of non-cash investing and financing activities:
Issuance of shares for Convertible note interest payment	$2,297	$—
Public offering issuance cost included in accounts payable	$445	$—
Right-of-use asset obtained in exchange for lease liability	$532	$—
Joint development agreement receivable	$—	$7,500
Share subscription liability	$—	$8,632
Unpaid property, plant and equipment purchases	$—	$1,206

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

Public Offering

On June 5, 2026, the Company completed an underwritten public offering of 5,168,539 shares of its common stock, including 674,157 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $22.25 per share, for an aggregate offering price of approximately $115.0 million. We received net proceeds of $108.8 million from the offering after deducting underwriters’ discounts and commissions of $5.8 million and offering costs of $0.4 million. The offering was conducted pursuant to the Company's effective registration statement on Form S-3.

Principles of Consolidation and Liquidity

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has funded its operations primarily through the business combination with InterPrivate Acquisition Corp. (the Company’s predecessor, which was originally incorporated in Delaware as a special purpose acquisition company (“IPV”)), on March 12, 2021 (the “Business Combination”), and issuances of convertible notes and common stock. As of June 30, 2026, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $177.9 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $871.9 million as of June 30, 2026. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents, marketable securities, and the Standby Equity Purchase Agreement (the “Facility Agreement,” Note 10) will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

As of June 30, 2026, one customer accounted for 28% of accounts receivable and as of December 31, 2025, three customers accounted for 72% of accounts receivable. As of June 30, 2026, two vendors accounted for 27% of accounts payable and as of December 31, 2025, three vendors accounted for 33% of accounts payable.

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

The following table presents a summary of the changes in the value of the provision for anticipated losses (in thousands):

	June 30, 2026	December 31, 2025
Loss contract liability, beginning balance	$2,932	$—
Provision for anticipated losses	-	3,785
Settlement of loss contract liability	(1,088)	(853)
Loss contract liability, closing balance	$1,844	$2,932
Current portion	$1,844	$2,932

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

Note 2. Revenue

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue for the three months ended June 30, 2026 and 2025, based on the disaggregation criteria described above were as follows (in thousands):

	Three Months Ended June 30,
	2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$3,415	56%	$4,707	85%
EMEA	2,574	42%	489	9%
Asia	147	2%	315	6%
Total	$6,136	100%	$5,511	100%

Revenue by timing of recognition:
Recognized at a point in time	$2,546	41%	$4,203	76%
Recognized over time	3,590	59%	1,308	24%
Total	$6,136	100%	$5,511	100%

Total revenue for the six months ended June 30, 2026 and 2025, based on the disaggregation criteria described above were as follows (in thousands):

	Six Months Ended June 30,
	2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$5,534	45%	$7,864	89%
EMEA	6,436	52%	541	6%
APAC	428	3%	474	5%
Total	$12,398	100%	$8,879	100%

Revenue by timing of recognition:
Recognized at a point in time	$4,973	40%	$6,684	75%
Recognized over time	7,425	60%	2,195	25%
Total	$12,398	100%	$8,879	100%

The revenue recognized at a point in time was related to product revenue and revenue recognized over time was from non-recurring engineering services.

For the three months ended June 30, 2026, two customers accounted for 32% and 30% of the Company’s revenue, respectively. For the three months ended June 30, 2025, three customers accounted for 36%, 16% and 14% of the Company’s revenue, respectively.

For the six months ended June 30, 2026, two customers accounted for 40% and 19% of the Company’s revenue, respectively. For the three months ended June 30, 2025, three customers accounted for 45%, 17% and 10% of the Company’s revenue, respectively.

Contract Assets and Contract Liabilities

As of June 30, 2026 the Company had contract assets of $7.8 million included in other current assets and other noncurrent assets. As of December 31, 2025, the Company had contract assets of $3.3 million included in other current assets. As of June 30 2026, and December 31, 2025, the Company had contract liabilities of $0.5 million and $0 million, respectively, included in other current liabilities.

Remaining Performance Obligations

As of June 30, 2026, the total amount of the transaction price allocated to unsatisfied performance obligations for contracts with an original duration greater than one year was $28.7 million, of which approximately 30% is expected to be recognized as revenue over the next 12 months, and the remainder thereafter. Total revenue estimates are based on negotiated contract prices and demand quantities, and could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. Accordingly, the actual revenue recognized for the remaining performance obligation in future periods may significantly fluctuate from these estimates.

Note 3. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy:

	June 30, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$21,392	$—	$—	$21,392	$21,392	$—

Level 1
Money market funds	10,401	—	—	10,401	10,401	—

Level 2
U.S. Government securities	31,109	—	(17)	31,092	—	31,092
U.S. Treasury securities	19,849	—	(7)	19,842	5,968	13,874
Commercial paper	63,371	—	(35)	63,336	5,474	57,862
Corporate bonds	31,855	—	(29)	31,826	—	31,826
Subtotal	146,184	—	(88)	146,096	11,442	134,654
Total assets	$177,977	$-	$(88)	$177,889	$43,235	$134,654

Liabilities
Level 3
Convertible notes	—	—	—	192,843	—	—
Warrant liabilities	—	—	—	73,961	—	—
Total liabilities	$—	$—	$—	$266,804	$—	$—

	December 31, 2025
	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$16,690	$—	$—	$16,690	$16,690	$—

Level 1
Money market funds	16,977	—	—	16,977	16,977	—

Level 2
U.S. Government securities	20,818	3	(2)	20,819	3,984	16,835
U.S. Treasury securities	13,460	—	(2)	13,458	7,989	5,469
Commercial paper	45,480	2	(4)	45,478	26,651	18,827
Corporate bonds	8,478	1	(2)	8,477	—	8,477
Subtotal	88,236	6	(10)	88,232	38,624	49,608
Total assets	$121,903	$6	$(10)	$121,899	$72,291	$49,608

Liabilities
Level 3
Convertible notes	—	—	—	100,958	—	—
Warrant liabilities	—	—	—	29,711	—	—
Total liabilities	$—	$—	$—	$130,669	$—	$—

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

Warrant liabilities

The following table presents a summary of the changes in the fair value of the Series A and private placement warrants (in thousands):

	June 30, 2026	December 31, 2025
Fair value, beginning balance	$29,711	$8,258
Change in the fair value of Series A warrants included in other income (expense), net	44,250	21,479
Change in the fair value of private placement warrants included in other income (expense), net	—	(26)
Fair value, closing balance	$73,961	$29,711

The key inputs into the Black-Scholes option pricing model for the private placement warrants were as follows for the relevant periods. These warrants expired on March 12, 2026, and they were no longer traded upon expiration:

December 31, 2025
Expected term (years)	0.2
Expected volatility	101.0%
Risk-free interest rate	3.67%
Dividend yield	0%
Exercise price	$57.50

The key inputs into the Black-Scholes option pricing model for the Series A warrants were as follows for the relevant periods:

	June 30, 2026	December 31, 2025
Expected term (years)	1.5	2.0
Expected volatility	116.0%	101.0%
Risk-free interest rate	4.06%	3.48%
Dividend yield	0%	0%
Exercise Price	$5.00	$5.00

Convertible notes

As of June 30, 2026 and December 31, 2025, the fair value of the Company’s convertible notes was $192.8 million and $101.0 million, respectively. The Company measures the fair value of its convertible notes for disclosure purposes. The fair value was determined based on the Lattice model and has been classified as Level 3 in the fair value hierarchy. See Note 10 “Financing transactions” for information regarding the Company’s convertible notes. The key inputs into the Lattice model for the convertible notes were as follows:

	June 30, 2026	December 31, 2025
Expected term (years)	6.4	6.9
Expected volatility	90.4%	87.7%
Risk-free interest rate	4.30%	3.90%
Conversion rate	$15.87	$15.87
Stock price	$28.72	$13.28

Note 4. Acquisition of Intangible Assets

As of June 30, 2026, expected amortization expense relating to purchased intangible assets was as follows (in thousands):

Remainder of 2026	$375
Total future amortization	$375

The Company recorded amortization expense related to the acquired intangible assets of $0.3 million and $0.3 million each for the three months ended June 30, 2026 and June 30, 2025, respectively, and $0.5 million each for the six months ended June 30, 2026, and June 30, 2025, respectively.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$4,711	$3,726
Work-in-progress	597	897
Finished goods	401	1,164
Total inventories	$5,709	$5,787

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Computer equipment	$1,036	$3,188
Lab equipment	8,380	8,362
Leasehold improvements	3,479	3,413
Construction in progress	7,542	6,863
Testing equipment	2,368	2,133
Manufacturing equipment	6,050	5,531
Furniture, fixtures and other equipment	461	579
Total property, plant and equipment	$29,316	$30,069
Less: accumulated depreciation	(16,917)	(17,224)
Total property, plant and equipment, net	$12,399	$12,845

Depreciation related to property, plant, and equipment was $1.0 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively and $2.1 million and $2.3 million for the six months ended June 30, 2026 and 2025, respectively

Note 7. Other current assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid expenses	$3,380	$3,270
Joint development agreement receivable	2,000	6,000
Contract assets	6,881	3,277
Vendor deposits	1,794	890
Other current assets	2,335	9,039
Total other current assets	$16,390	$22,476

Note 8. Other non-current assets

Other non-current assets consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Non marketable equity investments	$5,000	$5,000
Security deposit	500	500
Joint development agreement receivable	—	1,500
Contract assets	906	—
Other non-current assets	31	26
Total other non-current assets	$6,437	$7,026

In November 2023, the Company made an investment in 700,440 shares of preferred stock of a private company for a cash consideration of $5.0 million, which is classified as non-marketable equity investment. The Company’s investment in the private company represents less than 1% of total capitalization. The Company neither has significant influence over the private company nor does the investment amount to a controlling financial interest in the private company. The Company elected to apply the measurement alternative, and as such, records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes in orderly transactions. During the period ended June 30, 2026, the Company did not identify any impairment or significant observable price changes for this non-marketable equity investment.

Note 9. Other current liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Deferred revenue	$529	$284
Other current liabilities	2,664	2,204
Total other current liabilities	$3,193	$2,488

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

The Company’s right to request Advances is conditioned upon the Company achieving a minimum of one new passenger auto-original equipment manufacturer (“OEM”) or commercial OEM program award with at least a 50,000 unit volume, the trading price of the common stock being below $38.00 at the time of the Advance request and other customary conditions. As of June 30, 2026, all conditions to request an Advance under the Facility Agreement were met.

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

In connection with this financing, the Company also paid the entities affiliated with Sylebra, (a) a facility fee in the amount of $2.5 million, (b) an origination fee in the amount of $0.6 million, (c) an administrative fee in the amount of $0.3 million and (d) fees and expenses of Sylebra and its counsel, of approximately $0.4 million. The issuance costs related to the Facility Agreement were expensed as incurred as it failed to meet the equity classification guidance under ASC 815-40, and were deemed to be a derivative asset. The fair value of the derivative asset was not material as of and for the period ended June 30, 2026.

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

As of June 30, 2026, the Company had 3,000,000 Series A Warrants outstanding. The Series A Warrants were issued as consideration for entering into the Facility Agreement as discussed above. Each Series A Warrant is currently exercisable and expires in December 2027. Holders shall not have the right to exercise the Series A Warrants to the extent such person would beneficially own in excess of 16,428,553 shares of the Company’s outstanding common stock as adjusted immediately after giving effect to such exercise.

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

The net carrying amount of the Convertible Notes was as follows (in thousands):

	June 30,	December 31,
	2026	2025
Principal	$100,000	$100,000
Unamortized debt discount and issuance costs	3,104	3,307
Net carrying amount	$96,896	$96,693

The Company made its first semiannual interest payment on the Convertible Notes on May 15, 2026, by issuing 149,037 shares of its common stock.

Public offering

On June 3, 2026 we filed a registration statement on Form S-3ASR (File No. 333-296469) (the “Shelf Registration Statement”) and a related prospectus with the Securities and Exchange Commission. Pursuant to the Shelf Registration Statement we may offer, from time to time, common stock, preferred stock, debt securities and warrants. On June 4, 2026, we filed a prospectus and prospectus supplement with the Securities and Exchange Commission. The prospectus and prospectus supplement registered the offer and sale of up to 5,168,539 shares of our common stock, including the full exercise of the underwriters’ option to purchase an additional 674,157 shares of common stock, pursuant to the Shelf Registration Statement, at a public offering price of $22.25 per share. On June 5, 2026, we completed the sale of all 5,168,539 shares of our common stock registered under the Shelf Registration Statement, at a public offering price of $22.25 per share, for an aggregate offering price of approximately $115.0 million. We received net proceeds of $108.8 million from the offering after deducting underwriters’ discounts and commissions of $5.8 million and offering costs of $0.4 million.

Note 11. Capital Structure

As of June 30, 2026, the Company was authorized to issue up to 422,000,000 shares of common stock, each with a par value of $0.0001 per share.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, no shares of preferred stock were issued and outstanding.

Warrants

As of June 30, 2026, the Company had 3,000,000 Series A Warrants outstanding in connection with the Facility Agreement. Each Series A Warrant entitles the registered holder to purchase one share of common stock at an exercise price of $5.00 per share. As of December 31, 2025, the Company also had 12,074,876 public warrants and 384,000 private warrants outstanding, exercisable for 2,491,776 shares of common stock. These warrants expired on March 12, 2026, and they were no longer traded upon expiration.

Note 12. Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(79,624)	$(192,742)	$(114,603)	$(227,609)

Denominator:
Weighted average shares of common stock outstanding — Basic and Diluted	64,672,666	55,161,124	63,745,534	54,956,722
Net loss per share attributable to common stockholders — Basic and Diluted	$(1.23)	$(3.49)	$(1.80)	$(4.14)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Six Months Ended June 30,
	2026	2025
Common stock options issued and outstanding	2,303,765	2,320,011
Restricted stock units	7,286,827	8,671,167
Performance-based restricted stock units	1,695,156	1,911,765
Share subscription liability	—	3,509,719
Common stock warrants	—	2,491,776
Convertible notes	6,303,480	—
Series A warrants	3,000,000	3,000,000
Total	20,589,228	21,904,438

Note 13. Stock-based Compensation

Stock Options

Aeva, Inc. adopted the 2016 Stock Incentive Plan in 2016 (the “2016 Plan”). Under the 2016 Plan, the board of directors of Aeva, Inc. granted awards, including incentive stock options, non-qualified stock options and restricted stock units (“RSUs”), to employees. In connection with the Business Combination, the Company assumed the 2016 Plan and all awards outstanding under the 2016 Plan, and adopted the 2021 Incentive Award Plan (the “2021 Plan” and together with the 2016 Plan, the “Stock Plans”) under which incentive stock options, non-qualified stock options and RSU may be granted to employees. Under the Stock Plans, the Company had 602,244 shares available for issuance as of June 30, 2026.

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

A summary of the Company’s stock option activity, for the six months ended June 30, 2026, was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	2,316,417	$2.81	3.76	$24,431
Exercised	(12,652)	1.83	—	—
Outstanding as of June 30, 2026	2,303,765	$2.82	3.25	$59,663
Vested and exercisable as of June 30, 2026	2,303,765	$2.82	3.25	$59,663
Vested and expected to vest as of June 30, 2026	2,303,765	$2.82	3.25	$59,663

There were no options granted during the three months ended June 30, 2026. As of June 30, 2026, the Company had no unrecognized stock-based compensation expense related to the stock options.

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

As of June 30, 2026, the total unrecognized compensation expense related to the market-based PBRSUs was $0.2 million, which is expected to be amortized over a weighted-average period of 1.5 years.

In May 2026, the Company granted a total of 319,954 PBRSUs pursuant to the 2021 Plan to certain executives that vest on achieving certain operational milestones as defined in the individual grant agreements subject to continued employment. Stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestone when the achievement of the performance milestone becomes probable. If satisfaction of the performance condition is not probable, stock-based compensation cost recognition is deferred until it becomes probable. The Company reassesses the probability as to whether satisfaction of the performance condition is probable on a quarterly basis, and stock-based compensation cost is adjusted based on the portion of the requisite service provided. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest or the performance period lapses. The grant date PBRSU value of $28.18 per share is determined based upon the market closing price of the Company’s common stock on the date of grant. As of June 30, 2026, achievement of the performance milestone related to the PBRSUs was not considered probable. Accordingly, no stock-based compensation expense was recognized during the period. As of June 30, 2026, the total unrecognized compensation expense related to the performance-based PBRSUs was $9.0 million.

In May 2026, the Company also granted a total of 639,908 market-based PBRSUs pursuant to the 2021 Plan to certain executives that vest over a multi-year period, upon continued service and when the average price per share of the Company’s common stock for the preceding 30 consecutive calendar days equals or exceeds the target stock price before the end of the indicated performance period. The Company recognizes stock-based compensation based upon the grant date fair value on an accelerated attribution basis over the requisite service period of the award. Provided that the requisite service is rendered, the total fair value of the market-based PBRSUs at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the achievement of the specified market criteria. The weighted-average grant date fair value of the market-based PBRSUs was $26.80 per share. The Company estimated the fair value of the market-based PBRSUs award on the grant date using the Monte Carlo simulation model with the following assumptions:

Expected term (years)	0.7 - 4.7
Expected volatility	97.1%
Risk-free interest rate	4.09%
Dividend yield	0%
Share price	$28.18

As of June 30, 2026, the total unrecognized compensation expense related to the market-based PBRSUs was $15.6 million, which is expected to be amortized over a weighted-average period of 1.1 years.

The following table summarizes the Company's RSU activity (excluding PBRSUs) for the six months ended June 30, 2026:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2025	7,137,273	$6.51
Granted	2,293,220	17.87
Released	(1,772,568)	8.23
Forfeited	(371,098)	6.26
Outstanding as of June 30, 2026	7,286,827	$9.68

As of June 30, 2026, the Company had $61.5 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted-average period of 2.5 years.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$112	$32	$343	$63
Research and development expenses	4,927	3,434	8,925	6,411
General and administrative expenses	2,987	2,349	7,988	3,725
Sales and marketing expenses	487	209	622	389
Total	$8,513	$6,024	$17,878	$10,588

Note 14. Income Taxes

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and six months ended June 30, 2026, the Company recognized a $58 thousand and $90 thousand provision for income taxes related to foreign operations, respectively.

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

Note 15. Commitments and Contingencies

Leases

The weighted-average remaining lease terms were 2.7 years as of June 30, 2026 and December 31, 2025, respectively. The weighted-average discount rate was 8.50% as of June 30, 2026 and as of December 31, 2025, respectively. Operating lease cost for the three months ended June 30, 2026, and 2025, was $0.8 million and $1.1 million, respectively. Operating lease cost for the six months ended June 30, 2026, and 2025, was $1.6 million and $2.1 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2026 (in thousands):

Operating Leases
Remainder of 2026	$1,458
2027	1,878
2028	1,943
2029	825
Total minimum lease payments	6,104
Less: imputed interest	(629)
Total lease liability	$5,475

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

The table below presents the Company's consolidated operating results including segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product	$2,546	$4,203	$4,973	$6,684
Professional service	3,590	1,308	7,425	2,195
Total revenues	6,136	5,511	12,398	8,879
Less:
Segment expense:
Product (excluding 1)	2,558	3,960	5,547	6,512
Professional service (excluding 1 and 2)	1,277	454	2,377	929
Loss on joint development (2)	—	3,785	—	3,785
Stock-based compensation expense (1)	8,513	6,024	17,878	10,588
Research and development expenses (excluding 1)	19,962	19,407	38,790	37,999
General and administrative expenses (excluding 1)	7,229	5,620	14,580	11,461
Selling and marketing expenses (excluding 1)	1,157	1,184	2,922	2,946
Loss from Operations	(34,560)	(34,923)	(69,696)	(65,341)
Interest income	893	619	1,770	1,626
Change in fair value of warrant liabilities	(44,700)	(88,478)	(44,250)	(93,878)
Fair value loss on share subscription liability		(69,996)		(69,996)
Interest expense	(1,196)	-	(2,379)	-
Other income (expense), net	(3)	106	42	107
Income tax provision	58	70	90	127
Net loss	$(79,624)	$(192,742)	$(114,603)	$(227,609)

Revenues from External Customers

Revenue from customers outside the United States was 44% and 15% of total revenue for the three months ended June 30, 2026 and June 30, 2025, respectively. Revenue from customers outside the United States were 55% and 11% of total revenues for the six months ended June 30, 2026 and June 30, 2025 respectively.

Long-Lived Assets

The following table sets forth the Company’s property, plant, and equipment, net by geographic region (in thousands):

	June 30,	December 31,
	2026	2025
North America	$6,803	$8,135
Asia	5,596	4,710
Total	$12,399	$12,845

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

Fair value of warrant liability

Fair value of warrant liability consist of changes in the fair value of Series A warrants and fair value oft private placement warrants which expired in March 2026. The change in fair value of the warrants is due to the change in the stock price of the Company.

Other income and expense

Other income and expense primarily consist of and foreign currency transaction gains and losses, as well as realized gains and losses on marketable securities.

Interest expense

Interest expense consists of interest expense on convertible notes.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2026, and 2025

The following table sets forth our results of operations data for the periods presented:

	Three Months Ended June 30,
	2026	2025	Change $	Change %
	(in thousands, except percentages)
Revenues:
Product	$2,546	$4,203	(1,657)	(39)%
Professional service	3,590	1,308	2,282	174%
Total revenues	6,136	5,511	625	11%
Cost of revenues:
Product	2,614	3,992	(1,378)	(35)%
Professional service	1,333	4,239	(2,906)	(69)%
Total cost of revenues	3,947	8,231	(4,284)	(52)%
Gross profit	2,189	(2,720)	4,909	(180)%
Operating expenses:
Research and development expenses	24,889	22,841	2,048	9%
General and administrative expenses	10,216	7,969	2,247	28%
Selling and marketing expenses	1,644	1,393	251	18%
Total operating expenses	36,749	32,203	4,546	14%
Loss from operations	(34,560)	(34,923)	363	(1)%
Interest income	893	619	274	44%
Change in fair value of warrant liabilities	(44,700)	(88,478)	43,778	(49)%
Fair value loss on share subscription liability	—	(69,996)	69,996
Interest expense	(1,196)	—	(1,196)	100%
Other income (expense), net	(3)	106	(109)	(103)%
Net loss before taxes	(79,566)	(192,672)	43,110	(22)%
Income tax provision	58	70	(12)	(17)%
Net loss	$(79,624)	$(192,742)	$43,122	(22)%

Revenue

Product

Product revenue decreased by $1.7 million, or 39%, to $2.5 million during the three months ended June 30, 2026, from $4.2 million for the three months ended June 30, 2025. This decrease was primarily due to a lower average selling price of units sold in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, partially offset by higher number of units sold in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Professional Service

Professional services revenue increased by $2.3 million, or 174%, to $3.6 million during the three months ended June 30, 2026, from $1.3 million for the three months ended June 30, 2025. The increase was primarily due to a higher development activity for non-recurring engineering services during the three months ended June 30, 2026.

Cost of revenue

Cost of product revenue decreased by $1.4 million, or 35%, during the three months ended June 30, 2026, from the three months ended June 30, 2025. The decrease was primarily due to a lower material cost and manufacturing overheads related to the units sold.

Cost of professional service revenues decreased by $2.9 million, or 69%, during the three months ended June 30, 2026, from the three months ended June 30, 2025. The decrease was primarily due to a $3.8 million loss recognized on a joint development agreement during three months ended June 30, 2025, partially offset by an increase in the non recurring engineering revenue during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Operating expenses

Research and development expenses

Research and development expenses increased by $2.0 million, or 9%, to $24.9 million for the three months ended June 30, 2026, from $22.8 million for the three months ended June 30, 2025. The increase was primarily due to a $1.5 million increase in stock based compensation expense, a $0.9 million increase in research and development expense, a $0.8 million increase in software license subscription expense, a $0.3 million increase in consulting expense, partially offset by a $1.4 million decrease in payroll related expense.

General and administrative expenses

General and administrative expenses increased by $2.2 million, or 28%, to $10.2 million for the three months ended June 30, 2026, from $8.0 million for the three months ended June 30, 2025. The increase was primarily due to a $0.8 million increase in payroll related expense, a $0.6 million increase in stock based compensation expense and a $0.8 million increase in professional service expense.

Selling and marketing expenses

Selling and marketing expenses increased by $0.3 million, or 18%, to $1.6 million for the three months ended June 30, 2026, from $1.4 million for the three months ended June 30, 2025. The increase was primarily due to a $0.3 million increase in stock based compensation expense, a $0.2 million increase in travel expense, partially offset by a $0.2 million decrease in marketing expense.

Interest income

Interest income increased by $0.3 million, or 44%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was due to an increase in the overall balance of interest-bearing cash equivalents and marketable securities.

Change in fair value of warrant liability

The change during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was due to change in the fair value of Series A warrants resulting from change in the stock price of the company at the end of the each period.

Fair value loss on share subscription liability

The fair value loss on share subscription liability of $70.0 million during the three months ended June 30, 2025 was a non cash charge due to change in fair value of common stock to be issued under the LG Subscription Agreement.

Interest expense

Interest expense increased by $1.2 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, due to interest expense related to the convertible notes.

Comparison of the Six Months Ended June 30, 2026, and 2025

The following table sets forth our results of operations data for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change $	Change %
	(in thousands, except percentages)
Revenues:
Product	$4,973	$6,684	$(1,711)	(26)%
Professional service	7,425	2,195	5,230	238%
Total revenues	12,398	8,879	3,519	40%
Cost of revenues:
Product	5,651	6,575	(924)	(14)%
Professional service	2,617	4,714	(2,097)	(44)%
Total cost of revenues	8,268	11,289	(3,021)	(27)%
Gross profit (loss)	4,130	(2,410)	6,540	(271)%
Operating expenses:
Research and development	47,715	44,410	3,305	7%
General and administrative expenses	22,568	15,186	7,382	49%
Selling and marketing expenses	3,543	3,335	208	6%
Total operating expenses	73,826	62,931	10,895	17%
Loss from operations	(69,696)	(65,341)	(4,355)	7%
Interest income	1,770	1,626	144	9%
Change in fair value of warrant liabilities	(44,250)	(93,878)	49,628	(53)%
Fair value loss on share subscription liability	—	(69,996)	69,996	(100)%
Interest expense	(2,379)	—	(2,379)	(100)%
Other income (expense), net	42	107	(65)	(61)%
Net loss before taxes	(114,513)	(227,482)	112,969	(50)%
Income tax provision	90	127	(37)	(29)%
Net loss	$(114,603)	$(227,609)	$112,932	(50)%

Revenue

Product

Product revenue decreased by $1.7 million, or 26%, to $5.0 million during the six months ended June 30, 2026, from $6.7 million for the six months ended June 30, 2025. This decrease was primarily due to a lower average selling price of units sold in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, partially offset by higher number of units sold in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Professional Service

Professional services revenue increased by $5.2 million, or 238%, to $7.4 million during the six months ended June 30, 2026, from $2.2 million for the six months ended June 30, 2025. The increase was primarily due to a higher development activity for non-recurring engineering services during the six months ended June 30, 2026 for a new development agreement signed in second half of year ended December 31, 2025.

Cost of revenue

Cost of product revenue decreased by $0.9 million, or 14%, during the six months ended June 30, 2026, from the six months ended June 30, 2025. The decrease was primarily due to a lower material cost and manufacturing overheads related to the units sold.

Cost of professional service revenues decreased by $2.1 million, or 44%, during the six months ended June 30, 2026, from the six months ended June 30, 2025. The decrease was primarily due to a $3.8 million loss recognized on a joint development agreement during six months ended June 30, 2025, partially offset by increase in the non recurring engineering revenue during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Operating expenses

Research and development expenses

Research and development expenses increased by $3.3 million, or 7%, to $47.7 million for the six months ended June 30, 2026, from $44.4 million for the six months ended June 30, 2025. The increase was primarily due to a $2.6 million increase in stock based compensation expense, a $2.5 million increase in research and development service expense, a $0.9 million increase in software license subscription expense, a $0.4 million increase in consulting expense, partially offset by a $3.1 million decrease in payroll related expense.

General and administrative expenses

General and administrative expenses increased by $7.4 million, or 49%, to $22.6 million for the six months ended June 30, 2026, from $15.2 million for the six months ended June 30, 2025. The increase was primarily due to a $4.3 million increase in stock based compensation expense, a $1.3 million increase in payroll related expense, a $1.7 million increase in legal and professional expense and a $0.1 million increase in consulting expense.

Selling and marketing expenses

Selling and marketing expenses increased by $0.2 million, or 6%, to $3.5 million for the six months ended June 30, 2026, from $3.3 million for the six months ended June 30, 2025. The increase was primarily due to a $0.2 million increase in stock based compensation expense, a $0.2 million increase in travel expense, partially offset by a $0.2 million decrease in marketing expense.

Interest income

Interest income increased by $0.1 million, or 9%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was due to an increase in the overall balance of interest-bearing cash equivalents and marketable securities.

Change in fair value of warrant liability

The change during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was due to an increase in the fair value of the Series A warrants issued in connection with the Facility Agreement.

Fair value loss on share subscription liability

The fair value loss on share subscription liability of $70.0 million during the three months ended June 30, 2025 was a non cash charge due to change in fair value of common stock to be issued under the LG Subscription Agreement.

Interest expense

Interest expense increased by $2.4 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due to interest expense related to the convertible notes.

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

On July 2, 2024, Aeva and the parties to the Delaware Stockholder Litigation entered into a term sheet, and on December 6, 2024 entered into a formal settlement agreement, which was approved by the court, to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, we agreed to pay a total settlement cost of $14.0 million in exchange for a release of all claims. The settlement was paid pursuant to our indemnification obligations and from available director and officer insurance policies. As of June 30, 2026, we have paid in full the $14.0 million previously accrued in connection with the settlement of the Delaware Stockholder Litigation. We have also recovered $2.5 million from an insurance carrier.

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

On June 5, 2026, we completed a public offering of 5,168,539 shares of our common stock, including 674,157 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares at a public offering price of $22.25 per share. Upon completion of our public offering, we received net proceeds of $108.8 million, after deducting underwriting discounts and commissions and offering expenses.

To date, we have incurred negative cash flows from operating activities and incurred losses from operations as reflected in our accumulated deficit of $871.9 million as of June 30, 2026. We expect to continue to incur operating losses due to continued investments that we intend to make in our business, including development of products. As of June 30, 2026, we had cash and cash equivalents and marketable securities totaling $177.9 million. We also have the ability to draw on the Facility Agreement up to $125.0 million through November 8, 2026 in exchange for the issuance of preferred shares, and we intend to draw down on the Facility Agreement if and as required by our capital needs. As of June 30, 2026, all conditions to draw under the Facility Agreement were met. We believe that our sources of liquidity, including financing available to us through the Facility Agreement will be sufficient to fund our operating and capital expenditure for at least 12 months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash used in operating activities	$(57,015)	$(60,616)
Cash (used in) provided by investing activities	(86,516)	53,955
Cash provided by (used in) financing activities	114,475	(460)
Net decrease in cash and cash equivalents	$(29,056)	$(7,121)

Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $57.0 million, attributable to a net loss of $114.6 million and a net change in operating assets and liabilities of $9.7 million, partially offset by non-cash charges of $67.3 million. Non-cash charges primarily consisted of a $44.3 million change in the fair value of warrant liability, $17.9 million in stock-based compensation, $2.3 million for issuance of shares for convertible note interest payment, $2.6 million in depreciation and amortization expense, $1.1 million in amortization of right of use assets and $0.2 million in accretion for convertible notes, partially offset by a $1.0 million in accretion of discount on available for sale securities. The change in net operating assets and liabilities was primarily due to a $10.0 million decrease in accrued employee costs, a $0.8 million decrease in lease liability, a $2.6 million decrease in accrued liabilities, and a $0.4 million increase in accounts receivable, partially offset by a $2.0 increase in accounts payable, a $0.7 million increase in other current liabilities, a $0.6 million decrease in other current asset and a $0.6 million decrease in other noncurrent assets.

Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $86.5 million, attributable to purchase of investments of $148.1 million and purchase of property, plant and equipment of $2.4 million, partially offset by proceeds from maturities of available-for-sale investments of $64.0 million.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $114.5 million, attributable to $109.2 million of cash received in from public offering net of expense paid and $5.5 million of cash received in connection with our joint development agreement with LGIT, partially offset by a $0.3 million payment of issuance cost for convertible notes.

Contractual Obligations and Other Commitments

Our commitments relate to leases of real estate. For more information, see Note 15 to our condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2026, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

For the three months ended June 30, 2026 there were no significant changes to our critical accounting estimates as noted below. For a more detailed discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the quarter ended June 30, 2026, no Section 16 director or officer adopted, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act), except as follows:

On May 19, 2026, Saurabh Sinha, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Sinha’s Rule 10b5-1 Trading Plan provides for the sale of up to 267,000 shares of our common stock from August 18, 2026 until February 15, 2027, or earlier if all transactions under the Rule 10b5-1 Trading Plan are completed.

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

AEVA TECHNOLOGIES, INC.

Date: August 6, 2026	By:	/s/Soroush Salehian Dardashti
Soroush Salehian Dardashti
Chief Executive Officer

Date: August 6, 2026	By:	/s/ Saurabh Sinha
Saurabh Sinha
Chief Financial Officer