Form 10-Q
period 2026-09-30
Aeva Technologies, Inc.
filed 2026-11-06
CIK 1789029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 69,896,274 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$20,130	$72,291
Marketable securities	127,372	49,608
Accounts receivable, net	7,183	3,363
Inventories	6,802	5,787
Other current assets	18,452	22,476
Total current assets	179,939	153,525
Operating lease right-of-use assets	4,292	5,480
Property, plant and equipment, net	11,894	12,845
Intangible assets, net	150	825
Other noncurrent assets	6,455	7,026
Total assets	$202,730	$179,701
Liabilities and stockholders' equity
Accounts payable	$5,665	$5,885
Accrued liabilities	10,670	12,063
Accrued employee costs	5,046	13,945
Lease liability, current portion	1,813	1,488
Other current liabilities	5,570	2,488
Total current liabilities	28,764	35,869
Lease liability, noncurrent portion	3,036	4,213
Convertible notes	97,001	96,693
Warrant liabilities	30,671	29,711
Total liabilities	159,472	166,486
Commitments and contingencies (Note 15)
Convertible preferred stock $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value; 422,000 shares authorized; 69,854 and 61,580 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	7	6
Additional paid-in capital	910,938	770,502
Accumulated other comprehensive loss	(242)	(4)
Accumulated deficit	(867,445)	(757,289)
Total stockholders' equity	43,258	13,215
Total liabilities and stockholders' equity	$202,730	$179,701

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product	$3,503	$1,696	$8,476	$8,380
Professional service	3,166	1,883	10,591	4,078
Total revenues	6,669	3,579	19,067	12,458
Cost of revenues:
Product	3,348	2,641	8,999	9,216
Professional service	1,080	508	3,697	5,222
Total cost of revenues	4,428	3,149	12,696	14,438
Gross profit (loss)	2,241	430	6,371	(1,980)
Operating expenses:
Research and development expenses	28,867	22,164	76,582	66,574
General and administrative expenses	10,853	9,624	33,421	24,810
Selling and marketing expenses	1,634	1,803	5,177	5,138
Total operating expenses	41,354	33,591	115,180	96,522
Operating loss	(39,113)	(33,161)	(108,809)	(98,502)
Interest income	1,485	385	3,255	2,011
Change in fair value of warrant liabilities	43,290	68,524	(960)	(25,354)
Fair value gain on share subscription liability	—	71,647	—	1,651
Interest expense	(1,199)	—	(3,578)	—
Other income (expense), net	74	166	116	273
Income (loss) before income taxes	4,537	107,561	(109,976)	(119,921)
Income tax provision	90	66	180	193
Net income (loss)	$4,447	$107,495	$(110,156)	$(120,114)
Unrealized gain (loss) on available-for-sale securities, net of tax	(154)	5	(238)	(52)
Total comprehensive income (loss)	$4,293	$107,500	$(110,394)	$(120,166)
Net income (loss) per share, basic and diluted
Basic	$0.06	$1.86	$(1.68)	$(2.15)
Diluted	$(0.54)	$(0.52)	$(1.68)	$(2.15)
Weighted-average shares used in computing net loss per share, basic and diluted
Basic	69,643,057	57,883,326	65,732,978	55,942,977
Diluted	71,811,787	61,087,059	65,732,978	55,942,977

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2025	61,580,151	$6	$770,502	$(4)	$(757,289)	$13,215
Stock based compensation	—	—	9,365	—	—	9,365
Issuance of common stock upon exercise of stock options	9,152	—	16	—	—	16
Issuance of common stock upon release of restricted stock units	1,395,300	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(26)	—	(26)
Net loss		—	—	—	(34,979)	(34,979)
Balance as of March 31, 2026	62,984,603	$6	$779,883	$(30)	$(792,268)	$(12,409)
Stock based compensation	—	—	8,513	—	—	8,513
Issuance of common stock upon exercise of stock options	3,500	—	7	—	—	7
Issuance of common stock upon release of restricted stock units	377,268	—	—	—	—	—
Issuance of common stock in connection with follow on public offering, net of issuance cost of $6.2 million	5,168,539	1	108,803	—	—	108,804
Issuance of common stock in connection with payment of interest on convertible notes	149,037		2,297			2,297
Unrealized loss on available-for-sale securities	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(79,624)	(79,624)
Balance as of June 30, 2026	68,682,947	$7	$899,503	$(88)	$(871,892)	$27,530
Stock based compensation	—	—	11,408	—	—	11,408
Issuance of common stock upon exercise of stock options	12,072	—	27	—	—	27
Issuance of common stock upon release of restricted stock units	1,158,958	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(154)	—	(154)
Net income	—	—	—	—	4,447	4,447
Balance as of September 30, 2026	69,853,977	$7	$910,938	$(242)	$(867,445)	$43,258

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
	Common stock		Additional paid-in	Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balance at December 31, 2024	54,139,560	$6	$711,160	$47	$(611,861)	$99,352
Stock based compensation	—	—	4,564	—	—	4,564
Issuance of common stock upon exercise of stock options	273	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	857,209	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(47,758)	—	(183)	—	—	(183)
Unrealized loss on available-for-sale securities	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(34,867)	(34,867)
Balance as of March 31, 2025	54,949,284	$6	$715,541	$(7)	$(646,728)	$68,812
Stock based compensation	—	—	6,024	—	—	6,024
Issuance of common stock upon exercise of stock options	50,388	—	118	—	—	118
Issuance of common stock upon release of restricted stock units	482,010	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(51,427)	—	(395)	—	—	(395)
Unrealized gain on available-for-sale securities	—	—	—	2	—	2
Net loss	—	—	—	—	(192,742)	(192,742)
Balance as of June 30, 2025	55,430,255	$6	$721,288	$(5)	$(839,470)	$(118,181)
Stock based compensation	—	—	5,940	—	—	5,940
Issuance of common stock upon exercise of stock options	3,594	—	10	—	—	10
Issuance of common stock upon release of restricted stock units	1,064,853	—	—	—	—	—
Share subscription from LGIT	3,509,719	—	37,949	—	—	37,949
Unrealized gain on available-for-sale securities	—	—	—	5	—	5
Net income	—	—	—	—	107,495	107,495
Balance as of September 30, 2025	60,008,421	$6	$765,187	$—	$(731,975)	$33,218

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(110,156)	$(120,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,941	4,053
Loss on joint development agreement	—	3,785
Impairment of inventories	363	493
Issuance of shares for Convertible note interest payment	2,297	—
Change in fair value of warrant liabilities	960	25,354
Stock-based compensation	29,286	16,528
Amortization of right-of-use assets	1,720	2,554
Amortization of premium and accretion of discount on available-for-sale securities, net	(1,821)	(907)
Accretion of convertible notes issuance cost	308	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,820)	(759)
Inventories	(1,378)	(3,097)
Other current assets	(1,477)	3,114
Other noncurrent assets	571	301
Accounts payable	404	(1,511)
Accrued liabilities	(1,393)	637
Accrued employee costs	(8,899)	(2,210)
Lease liability	(1,384)	(2,394)
Other current liabilities	3,083	(19,270)
Other noncurrent liabilities	—	515
Net cash used in operating activities	(87,395)	(92,928)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,642)	(3,099)
Purchase of available-for-sale securities	(188,861)	(25,548)
Proceeds from maturities of available-for-sale securities	112,680	106,349
Net cash (used in) provided by investing activities	(78,823)	77,702
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with public offering	114,999	—
Transaction costs related to issuance of common stock	(6,195)	—
Proceeds from equity-related funding in connection with the JDA	5,500	32,500
Payments of taxes withheld on net settled vesting of restricted stock units	—	(578)
Transaction costs related to issuance of convertible notes	(297)	—
Proceeds from exercise of stock options	50	128
Net cash provided by financing activities	114,057	32,050
Net increase (decrease) in cash and cash equivalents	(52,161)	16,824
Beginning cash and cash equivalents	72,291	28,864
Ending cash and cash equivalents	$20,130	$45,688
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$195	$126
Supplemental disclosures of non-cash investing and financing activities:
Issuance of shares for Convertible note interest payment	$2,297	$—
Private placement share offering issuance cost included in accrued liabilities	$—	$400
Right-of-use asset obtained in exchange for lease liability	$532	$4,760
Joint development agreement receivable	$—	$7,500
Unpaid property, plant and equipment purchases	$401	$560

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

The Company’s common stock is listed on the Nasdaq Global Select Market under the symbol “AEVA”.

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

The Company has funded its operations primarily through the business combination with InterPrivate Acquisition Corp. (the Company’s predecessor, which was originally incorporated in Delaware as a special purpose acquisition company (“IPV”)), on March 12, 2021 (the “Business Combination”), and issuances of convertible notes and common stock. As of September 30, 2026, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $147.5 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $867.4 million as of September 30, 2026. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents, marketable securities, and the Standby Equity Purchase Agreement (the “Facility Agreement,” Note 10) will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. The Company maintains the majority of its cash and cash equivalents in accounts with large financial institutions. At times, balances in these accounts may exceed federally insured limits; however, to date, the Company has not incurred any losses on its deposits of cash and cash equivalents and believes the exposure to risk of loss is not material. Risks associated with the Company’s marketable securities are mitigated by investing in investment-grade rated securities when purchased.

The Company’s accounts receivable are derived from customers located in North America, Asia, and Europe. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions and requires customer advance payments in certain circumstances. The Company generally does not require collateral.

As of September 30, 2026, two customers accounted for 56% of accounts receivable and as of December 31, 2025, three customers accounted for 72% of accounts receivable. As of September 30, 2026, two vendors accounted for 24% of accounts payable and as of December 31, 2025, three vendors accounted for 33% of accounts payable.

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

The following table presents a summary of the changes in the value of the provision for anticipated losses (in thousands):

	September 30, 2026	December 31, 2025
Loss contract liability, beginning balance	$2,932	$—
Provision for anticipated losses	-	3,785
Settlement of loss contract liability	(1,775)	(853)
Loss contract liability, closing balance	$1,157	$2,932
Current portion	$1,157	$2,932

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

Note 2. Revenues

Disaggregation of Revenues

The Company disaggregates its revenues from contracts with customers by geographic region based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors. Total revenues for the three months ended September 30, 2026 and 2025, based on the disaggregation criteria described above were as follows (in thousands):

	Three Months Ended September 30,
	2026		2025
	Revenues	% of Revenues	Revenues	% of Revenues
Revenues by primary geographical market:
North America	$3,232	48%	$2,806	78%
EMEA	3,203	48%	632	18%
Asia	234	4%	141	4%
Total	$6,669	100%	$3,579	100%

Revenues by timing of recognition:
Recognized at a point in time	$3,503	53%	$1,696	47%
Recognized over time	3,166	47%	1,883	53%
Total	$6,669	100%	$3,579	100%

Total revenues for the nine months ended September 30, 2026 and 2025, based on the disaggregation criteria described above were as follows (in thousands):

	Nine Months Ended September 30,
	2026		2025
	Revenues	% of Revenues	Revenues	% of Revenues
Revenues by primary geographical market:
North America	$8,766	46%	$10,670	86%
EMEA	9,639	51%	1,173	9%
Asia	662	3%	615	5%
Total	$19,067	100%	$12,458	100%

Revenues by timing of recognition:
Recognized at a point in time	$8,476	44%	$8,380	67%
Recognized over time	10,591	56%	4,078	33%
Total	$19,067	100%	$12,458	100%

The revenues recognized at a point in time was related to product revenue and revenue recognized over time was from non-recurring engineering services.

For the three months ended September 30, 2026, two customers accounted for 38% and 23% of the Company’s revenues, respectively. For the three months ended September 30, 2025, three customers accounted for 28%, 21% and 11% of the Company’s revenues, respectively.

For the nine months ended September 30, 2026, two customers accounted for 39% and 21% of the Company’s revenues, respectively. For the nine months ended September 30, 2025, two customers accounted for 40% and 16% of the Company’s revenues, respectively.

Contract Assets and Contract Liabilities

As of September 30, 2026 the Company had contract assets of $8.2 million included in other current assets and other noncurrent assets. As of December 31, 2025, the Company had contract assets of $3.3 million included in other current assets. As of September 30 2026, and December 31, 2025, the Company had contract liabilities of $0.9 million and $0 million, respectively, included in other current liabilities.

Remaining Performance Obligations

As of September 30, 2026, the total amount of the transaction price allocated to unsatisfied performance obligations for contracts with an original duration greater than one year was $26.1 million, of which approximately 36% is expected to be recognized as revenues over the next 12 months, and the remainder thereafter. Total revenues estimates are based on negotiated contract prices and demand quantities, and could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. Accordingly, the actual revenues recognized for the remaining performance obligation in future periods may significantly fluctuate from these estimates.

Note 3. Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy:

	September 30, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$10,038	$—	$—	$10,038	$10,038	$—

Level 1
Money market funds	7,840	—	—	7,840	7,840	—

Level 2
U.S. Government securities	23,672	—	(66)	23,606	—	23,606
U.S. Treasury securities	17,220	—	(14)	17,206	2,252	14,954
Commercial paper	43,669	—	(61)	43,608	—	43,608
Corporate bonds	45,305	2	(103)	45,204	—	45,204
Subtotal	129,866	2	(244)	129,624	2,252	127,372
Total assets	$147,744	$2	$(244)	$147,502	$20,130	$127,372

Liabilities
Level 3
Convertible notes	—	—	—	103,958	—	—
Warrant liabilities	—	—	—	30,671	—	—
Total liabilities	$—	$—	$—	$134,629	$—	$—

	December 31, 2025
	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Assets
Cash	$16,690	$—	$—	$16,690	$16,690	$—

Level 1
Money market funds	16,977	—	—	16,977	16,977	—

Level 2
U.S. Government securities	20,818	3	(2)	20,819	3,984	16,835
U.S. Treasury securities	13,460	—	(2)	13,458	7,989	5,469
Commercial paper	45,480	2	(4)	45,478	26,651	18,827
Corporate bonds	8,478	1	(2)	8,477	—	8,477
Subtotal	88,236	6	(10)	88,232	38,624	49,608
Total assets	$121,903	$6	$(10)	$121,899	$72,291	$49,608

Liabilities
Level 3
Convertible notes	—	—	—	100,958	—	—
Warrant liabilities	—	—	—	29,711	—	—
Total liabilities	$—	$—	$—	$130,669	$—	$—

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

Warrant liabilities

The following table presents a summary of the changes in the fair value of the Series A and private placement warrants (in thousands):

	September 30, 2026	December 31, 2025
Fair value, beginning balance	$29,711	$8,258
Change in the fair value of Series A warrants liabilities	960	21,479
Change in the fair value of private placement warrants	—	(26)
Fair value, closing balance	$30,671	$29,711

The key inputs into the Black-Scholes option pricing model for the private placement warrants were as follows for the relevant periods. These warrants expired on March 12, 2026, and they were no longer traded upon expiration:

December 31, 2025
Expected term (years)	0.2
Expected volatility	101.0%
Risk-free interest rate	3.67%
Dividend yield	0%
Exercise price	$57.50

The key inputs into the Black-Scholes option pricing model for the Series A warrants were as follows for the relevant periods:

	September 30, 2026	December 31, 2025
Expected term (years)	1.2	2.0
Expected volatility	111.0%	101.0%
Risk-free interest rate	4.61%	3.48%
Dividend yield	0%	0%
Exercise Price	$5.00	$5.00

Convertible notes

As of September 30, 2026 and December 31, 2025, the fair value of the Company’s convertible notes was $104.0 million and $101.0 million, respectively. The Company measures the fair value of its convertible notes for disclosure purposes. The fair value was determined based on the Lattice model and has been classified as Level 3 in the fair value hierarchy. See Note 10 “Financing transactions” for information regarding the Company’s convertible notes. The key inputs into the Lattice model for the convertible notes were as follows:

	September 30, 2026	December 31, 2025
Expected term (years)	6.1	6.9
Expected volatility	50.0%	87.7%
Risk-free interest rate	5.15%	3.90%
Conversion price	$15.87	$15.87
Stock price	$14.04	$13.28

Note 4. Acquisition of Intangible Assets

As of September 30, 2026, expected amortization expense relating to purchased intangible assets was as follows (in thousands):

Remainder of 2026	$150
Total future amortization	$150

The Company recorded amortization expense related to the acquired intangible assets of $0.2 million each for the three months ended September 30, 2026 and September 30, 2025, respectively, and $0.7 million each for the nine months ended September 30, 2026, and September 30, 2025, respectively.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$5,848	$3,726
Work-in-progress	569	897
Finished goods	385	1,164
Total inventories	$6,802	$5,787

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Computer equipment	$1,056	$3,188
Lab equipment	8,380	8,362
Leasehold improvements	3,524	3,413
Construction in progress	3,718	6,863
Testing equipment	2,368	2,133
Manufacturing equipment	10,440	5,531
Furniture, fixtures and other equipment	462	579
Total property, plant and equipment	$29,948	$30,069
Less: accumulated depreciation	(18,054)	(17,224)
Total property, plant and equipment, net	$11,894	$12,845

Depreciation related to property, plant, and equipment was $1.1 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively and $3.2 million and $3.4 million for the nine months ended September 30, 2026 and 2025, respectively

Note 7. Other current assets

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid expenses	$4,349	$3,270
Joint development agreement receivable	2,000	6,000
Contract assets	7,276	3,277
Vendor deposits	2,008	890
Other current assets	2,819	9,039
Total other current assets	$18,452	$22,476

Note 8. Other non-current assets

Other non-current assets consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Non marketable equity investments	$5,000	$5,000
Security deposit	500	500
Joint development agreement receivable	—	1,500
Contract assets	906	—
Other non-current assets	49	26
Total other non-current assets	$6,455	$7,026

In November 2023, the Company made an investment in 700,440 shares of preferred stock of a private company for a cash consideration of $5.0 million, which is classified as non-marketable equity investment. The Company’s investment in the private company represents less than 1% of total capitalization. The Company neither has significant influence over the private company nor does the investment amount to a controlling financial interest in the private company. The Company elected to apply the measurement alternative, and as such, records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes in orderly transactions. During the period ended September 30, 2026, the Company did not identify any impairment or significant observable price changes for this non-marketable equity investment.

Note 9. Other current liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Deferred revenue	$864	$284
Accrued interest	1,628	—
Other current liabilities	3,078	2,204
Total other current liabilities	$5,570	$2,488

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

On November 3, 2026, the Company entered into the Fourth Amendment to its Standby Equity Purchase Agreement, extending the agreement’s termination date by two years, from November 8, 2026, to November 8, 2028.

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

The Company’s right to request Advances is conditioned upon the Company achieving a minimum of one new passenger auto-original equipment manufacturer (“OEM”) or commercial OEM program award with at least a 50,000 unit volume, the trading price of the common stock being below $38.00 at the time of the Advance request and other customary conditions. As of September 30, 2026, all conditions to request an Advance under the Facility Agreement were met.

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

In connection with this financing, the Company also paid the entities affiliated with Sylebra, (a) a facility fee in the amount of $2.5 million, (b) an origination fee in the amount of $0.6 million, (c) an administrative fee in the amount of $0.3 million and (d) fees and expenses of Sylebra and its counsel, of approximately $0.4 million. The issuance costs related to the Facility Agreement were expensed as incurred as it failed to meet the equity classification guidance under ASC 815-40, and were deemed to be a derivative asset. The fair value of the derivative asset was not material as of and for the period ended September 30, 2026.

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

As of September 30, 2026, the Company had 3,000,000 Series A Warrants outstanding. The Series A Warrants were issued as consideration for entering into the Facility Agreement as discussed above. Each Series A Warrant is currently exercisable and expires in December 2027. Holders shall not have the right to exercise the Series A Warrants to the extent such person would beneficially own in excess of 16,428,553 shares of the Company’s outstanding common stock as adjusted immediately after giving effect to such exercise.

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

The net carrying amount of the Convertible Notes was as follows (in thousands):

	September 30,	December 31,
	2026	2025
Principal	$100,000	$100,000
Unamortized debt discount and issuance costs	2,999	3,307
Net carrying amount	$97,001	$96,693

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

Note 11. Capital Structure

As of September 30, 2026, the Company was authorized to issue up to 422,000,000 shares of common stock, each with a par value of $0.0001 per share.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, no shares of preferred stock were issued and outstanding.

Warrants

As of September 30, 2026, the Company had 3,000,000 Series A Warrants outstanding in connection with the Facility Agreement. Each Series A Warrant entitles the registered holder to purchase one share of common stock at an exercise price of $5.00 per share. As of December 31, 2025, the Company also had 12,074,876 public warrants and 384,000 private warrants outstanding, exercisable for 2,491,776 shares of common stock. These warrants expired on March 12, 2026, and they were no longer traded upon expiration.

Note 12. Net Income (Loss) Per Share

The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) per share:
Net income (loss) attributable to common stockholders — Basic	$4,447	$107,495	$(110,156)	$(120,114)
Weighted average shares of common stock outstanding — Basic	69,643,057	57,883,326	65,732,978	55,942,977
Net income (loss) per share attributable to common stockholders	$0.06	$1.86	$(1.68)	$(2.15)

Net income (loss) per share:
Net income (loss) attributable to common stockholders — Basic	$4,447	$107,495	$(110,156)	$(120,114)
Less: Fair value gain on settlement of share subscription liability	—	(71,647)	—	—
Less: Change in fair value of Series A warrant liability	(43,290)	(67,890)	—	—
Net income (loss) attributable to common stockholders — Diluted	$(38,843)	$(32,042)	$(110,156)	$(120,114)

Weighted average shares of common stock outstanding — Basic	69,643,057	57,883,326	65,732,978	55,942,977
Dilutive effect of share subscription liability	—	995,102	—	—
Dilutive effect of Series A warrants	2,168,730	2,208,631	—	—
Weighted average shares of common stock outstanding — Diluted	71,811,787	61,087,059	65,732,978	55,942,977

Net income (loss) per share attributable to common stockholders - Diluted	$(0.54)	$(0.52)	$(1.68)	$(2.15)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock options issued and outstanding	2,291,693	2,316,417	2,291,693	2,316,417
Restricted stock units	5,804,051	7,608,429	5,804,051	7,608,429
Performance-based restricted stock units	1,695,156	1,911,765	1,695,156	1,911,765
Common stock warrants	—	2,491,775	—	2,491,775
Convertible notes	6,303,480	—	6,303,480	—
Series A warrants	—	—	3,000,000	3,000,000
Total	16,094,380	14,328,386	19,094,380	17,328,386

Note 13. Stock-based Compensation

Stock Options

Aeva, Inc. adopted the 2016 Stock Incentive Plan in 2016 (the “2016 Plan”). Under the 2016 Plan, the board of directors of Aeva, Inc. granted awards, including incentive stock options, non-qualified stock options and restricted stock units (“RSUs”), to employees. In connection with the Business Combination, the Company assumed the 2016 Plan and all awards outstanding under the 2016 Plan, and adopted the 2021 Incentive Award Plan (the “2021 Plan” and together with the 2016 Plan, the “Stock Plans”) under which incentive stock options, non-qualified stock options and RSU may be granted to employees. Under the Stock Plans, the Company had 926,063 shares available for issuance as of September 30, 2026.

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

A summary of the Company’s stock option activity, for the nine months ended September 30, 2026, was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	2,316,417	$2.81	3.76	$24,431
Exercised	(24,724)	2.03	—	—
Outstanding as of September 30, 2026	2,291,693	$2.82	2.66	$25,783
Vested and exercisable as of September 30, 2026	2,291,693	$2.82	2.66	$25,783
Vested and expected to vest as of September 30, 2026	2,291,693	$2.82	2.66	$25,783

There were no options granted during the three months ended September 30, 2026. As of September 30, 2026, the Company had no unrecognized stock-based compensation expense related to the stock options.

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

As of September 30, 2026, the total unrecognized compensation expense related to the market-based PBRSUs was $0.2 million, which is expected to be amortized over a weighted-average period of 1.3 years.

In May 2026, the Company granted a total of 319,954 PBRSUs pursuant to the 2021 Plan to certain executives that vest on achieving certain operational milestones as defined in the individual grant agreements subject to continued employment. Stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestone when the achievement of the performance milestone becomes probable. If satisfaction of the performance condition is not probable, stock-based compensation cost recognition is deferred until it becomes probable. The Company reassesses the probability as to whether satisfaction of the performance condition is probable on a quarterly basis, and stock-based compensation cost is adjusted based on the portion of the requisite service provided. These PBRSUs neither carry rights to dividends nor voting rights until the shares are issued or transferred to the recipient. Awards are forfeited if an employee leaves the Company before the PBRSUs vest or the performance period lapses. The grant date PBRSU value of $28.18 per share is determined based upon the market closing price of the Company’s common stock on the date of grant. As of September 30, 2026, achievement of the performance milestone related to the PBRSUs was not considered probable. Accordingly, no stock-based compensation expense was recognized during the period. As of September 30, 2026, the total unrecognized compensation expense related to the performance-based PBRSUs was $9.0 million.

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

As of September 30, 2026, the total unrecognized compensation expense related to the market-based PBRSUs was $11.0 million, which is expected to be amortized over a weighted-average period of 0.8 years.

The following table summarizes the Company's RSU activity (excluding PBRSUs) for the nine months ended September 30, 2026:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2025	7,137,273	$6.51
Granted	2,584,370	17.55
Released	(2,931,526)	8.46
Forfeited	(986,066)	8.55
Outstanding as of September 30, 2026	5,804,051	$10.15

As of September 30, 2026, the Company had $53.4 million of unrecognized stock-based compensation expense related to the RSUs. This cost is expected to be recognized over a weighted-average period of 2.4 years.

Compensation expense

Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$90	$51	$433	$114
Research and development expenses	6,173	3,531	15,098	9,942
General and administrative expenses	4,628	2,219	12,616	5,944
Sales and marketing expenses	517	139	1,139	528
Total	$11,408	$5,940	$29,286	$16,528

Note 14. Income Taxes

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and nine months ended September 30, 2026, the Company recognized a $0.1 million and $0.2 million, as provision for income taxes related to foreign operations, respectively.

The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company last completed an analysis as of December 31, 2025, and did not expect any net operating loss carryforwards or tax credit carryforwards to expire due to a limitation based upon the analysis at that time. Given the Public Offering in 2026 additional analysis will be performed to reevaluate the conclusion based upon the change in facts.

Note 15. Commitments and Contingencies

Leases

The weighted-average remaining lease terms were 2.5 years as of September 30, 2026 and 2.7 years as of December 31, 2025, respectively. The weighted-average discount rate was 8.50% as of September 30, 2026 and as of December 31, 2025, respectively. Operating lease costs for the three months ended September 30, 2026, and 2025, were $0.8 million and $0.7 million, respectively. Operating lease costs for the nine months ended September 30, 2026, and 2025, were $2.4 million and $2.8 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2026 (in thousands):

Operating Leases
Remainder of 2026	$729
2027	1,878
2028	1,943
2029	825
Total minimum lease payments	5,375
Less: imputed interest	(526)
Total lease liability	$4,849

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

The table below presents the Company's consolidated operating results including segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product	$3,503	$1,696	$8,476	$8,380
Professional service	3,166	1,883	10,591	4,078
Total revenues	6,669	3,579	19,067	12,458
Less:
Segment expense:
Product (excluding 1)	3,299	2,590	8,847	9,102
Professional service (excluding 1 and 2)	1,039	508	3,416	1,437
Loss on joint development (2)	—	—	—	3,785
Stock-based compensation expense (1)	11,408	5,940	29,286	16,528
Research and development expenses (excluding 1)	22,694	18,633	61,484	56,632
General and administrative expenses (excluding 1)	6,225	7,405	20,805	18,866
Selling and marketing expenses (excluding 1)	1,117	1,664	4,038	4,610
Loss from Operations	(39,113)	(33,161)	(108,809)	(98,502)
Interest income	1,485	385	3,255	2,011
Change in fair value of warrant liabilities	43,290	68,524	(960)	(25,354)
Fair value gain on share subscription liability	—	71,647	—	1,651
Interest expense	(1,199)	—	(3,578)	—
Other income (expense), net	74	166	116	273
Income tax provision	(90)	(66)	(180)	(193)
Net income (loss)	$4,447	$107,495	$(110,156)	$(120,114)

Revenues from External Customers

Revenues from customers outside the United States was 52% and 22% of total revenues for the three months ended September 30, 2026 and September 30, 2025, respectively. Revenues from customers outside the United States were 54% and 14% of total revenues for the nine months ended September 30, 2026 and September 30, 2025 respectively.

Long-Lived Assets

The following table sets forth the Company’s property, plant, and equipment, net by geographic region (in thousands):

	September 30,	December 31,
	2026	2025
North America	$7,707	$8,135
Asia	4,187	4,710
Total	$11,894	$12,845

Note 17. Subsequent Events

In October 2026, the Company entered into an amendment to its existing operating lease agreement for its facility in Mountain View, California, extending the lease term through June 30, 2027. Under the amended agreement, the Company is required to make monthly lease payments of $0.1 million.

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

Commercialization of LiDAR-based Applications. We expect that our results of operations, including revenues and gross margins, will fluctuate on a quarterly basis for the foreseeable future as our customers continue on research and development projects and begin to commercialize advanced driver assist, autonomous and industrial automation solutions that rely on LiDAR technology. The development cycles of our products with new customers varies widely depending on the application, market, customer and the complexity of the product, and can vary from several months to years depending on the industry. These development cycles result in us investing our resources prior to realizing any revenue from the commercialization or obtaining any firm commitments of pricing, volume or timing of purchases of our products by our customers. As customers reach the commercialization phase and as the market for LiDAR solutions matures, these fluctuations in our operating results may become less pronounced.

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

Components of Results of Operations

Revenues

Revenues consists of sales of perception solutions or sensing systems and non-recurring engineering services.

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

Cost of revenues and gross profit

Cost of revenues principally includes direct material, direct labor and allocation of overhead associated with manufacturing operations, including inbound freight charges and depreciation expense. Cost of revenues also includes the direct cost and appropriate allocation of overhead involved in execution of non-recurring engineering services. Aeva’s gross profit equals total revenues less total cost of revenues.

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

Fair value of warrant liability

Fair value of warrant liability consists of changes in the fair value of Series A warrants and fair value of private placement warrants which expired in March 2026. The change in fair value of the warrants is due to the change in the stock price of the Company between the end of each period.

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

Comparison of the Three Months Ended September 30, 2026, and 2025

The following table sets forth our results of operations data for the periods presented:

	Three Months Ended September 30,
	2026	2025	Change $	Change %
	(in thousands, except percentages)
Revenues:
Product	$3,503	$1,696	1,807	107%
Professional service	3,166	1,883	1,283	68%
Total revenues	6,669	3,579	3,090	86%
Cost of revenues:
Product	3,348	2,641	707	27%
Professional service	1,080	508	572	112%
Total cost of revenues	4,428	3,149	1,279	41%
Gross profit	2,241	430	1,811	422%
Operating expenses:
Research and development expenses	28,867	22,164	6,703	30%
General and administrative expenses	10,853	9,624	1,229	13%
Selling and marketing expenses	1,634	1,803	(169)	(9)%
Total operating expenses	41,354	33,591	7,763	23%
Operating loss	(39,113)	(33,161)	(5,952)	18%
Interest income	1,485	385	1,100	286%
Change in fair value of warrant liabilities	43,290	68,524	(25,234)	(37)%
Fair value gain on share subscription liability	—	71,647	(71,647)	(100)%
Interest expense	(1,199)	—	(1,199)	100%
Other income (expense), net	74	166	(92)	(55)%
Net income before taxes	4,537	107,561	(103,024)	(96)%
Income tax provision	90	66	24	36%
Net income	$4,447	$107,495	$(103,048)	(96)%

Revenues

Product

Product revenue increased by $1.8 million, or 107%, to $3.5 million during the three months ended September 30, 2026, from $1.7 million for the three months ended September 30, 2025. This increase was primarily due to a higher number of units sold in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, partially offset by a lower average selling price of units sold in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Professional Service

Professional services revenue increased by $1.3 million, or 68%, to $3.2 million during the three months ended September 30, 2026, from $1.9 million for the three months ended September 30, 2025. The increase was primarily due to a higher development activity for non-recurring engineering services during the three months ended September 30, 2026.

Cost of revenues

Cost of product revenue increased by $0.7 million, or 27%, during the three months ended September 30, 2026, from the three months ended September 30, 2025. The increase was primarily due to the material cost and manufacturing overheads related to the higher number of units sold.

Cost of professional service revenue increased by $0.6 million, or 112%, during the three months ended September 30, 2026, from the three months ended September 30, 2025. The increase was primarily due to an increase in the activities related to non-recurring engineering services for the three months ended September 30, 2026.

Operating expenses

Research and development expenses

Research and development expenses increased by $6.7 million, or 30%, to $28.9 million for the three months ended September 30, 2026, from $22.1 million for the three months ended September 30, 2025. The increase was primarily due to a $3.4 million increase in payroll related costs, a $2.1 million increase in research and development material and service expense, a $0.8 million increase in software license subscription expense, a $0.2 million increase in depreciation and a $0.2 million increase in consulting expenses.

General and administrative expenses

General and administrative expenses increased by $1.2 million, or 13%, to $10.9 million for the three months ended September 30, 2026, from $9.6 million for the three months ended September 30, 2025. The increase was primarily due to a $1.8 million increase in payroll related expense, partially offset by a $0.6 million decrease in professional service expense.

Selling and marketing expenses

Selling and marketing expenses decreased by $0.2 million, or 9%, to $1.6 million for the three months ended September 30, 2026, from $1.8 million for the three months ended September 30, 2025. The decrease was primarily due to a $0.6 million decrease in marketing expenses, partially offset by a $0.4 million increase in stock-based compensation expense.

Interest income

Interest income increased by $1.1 million, or 286%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was due to an increase in the interest rates and overall balance of interest-bearing cash equivalents and marketable securities.

Change in fair value of warrant liability

The change during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was due to change in the fair value of Series A warrants resulting from change in the stock price of the company between the end of each period.

Fair value gain on share subscription liability

The fair value gain on share subscription liability of $71.6 million during the three months ended September 30, 2025 was a non cash charge due to change in fair value of common stock to be issued under the LG Subscription Agreement.

Interest expense

Interest expense increased by $1.2 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, due to interest expense related to the convertible notes.

Comparison of the nine Months Ended September 30, 2026, and 2025

The following table sets forth our results of operations data for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change $	Change %
	(in thousands, except percentages)
Revenues:
Product	$8,476	$8,380	$96	1%
Professional service	10,591	4,078	6,513	160%
Total revenues	19,067	12,458	6,609	53%
Cost of revenues:
Product	8,999	9,216	(217)	(2)%
Professional service	3,697	5,222	(1,525)	(29)%
Total cost of revenues	12,696	14,438	(1,742)	(12)%
Gross profit (loss)	6,371	(1,980)	8,351	(422)%
Operating expenses:
Research and development	76,582	66,574	10,008	15%
General and administrative expenses	33,421	24,810	8,611	35%
Selling and marketing expenses	5,177	5,138	39	1%
Total operating expenses	115,180	96,522	18,658	19%
Operating loss	(108,809)	(98,502)	(10,307)	10%
Interest income	3,255	2,011	1,244	62%
Change in fair value of warrant liabilities	(960)	(25,354)	24,394	(96)%
Fair value gain on share subscription liability	—	1,651	(1,651)	(100)%
Interest expense	(3,578)	—	(3,578)	(100)%
Other income (expense), net	116	273	(157)	(58)%
Net loss before taxes	(109,976)	(119,921)	9,945	(8)%
Income tax provision	180	193	(13)	(7)%
Net loss	$(110,156)	$(120,114)	$9,932	(8)%

Revenues

Product

Product revenue increased by $0.1 million, or 1%, to $8.5 million during the nine months ended September 30, 2026, from $8.4 million for the nine months ended September 30, 2025. Revenue remained relatively consistent with the prior period, presenting a nominal increase in product sales. This increase was primarily due to a higher number of units sold, partially offset by a lower average selling price of units sold in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Professional Service

Professional services revenue increased by $6.5 million, or 160%, to $10.6 million during the nine months ended September 30, 2026, from $4.1 million for the nine months ended September 30, 2025. The increase was primarily due to a higher development activity for non-recurring engineering services during the nine months ended September 30, 2026.

Cost of revenues

Cost of product revenue decreased by $0.2 million, or 2%, during the nine months ended September 30, 2026, from the nine months ended September 30, 2025. The decrease was primarily due to a lower material cost and manufacturing overheads related to the units sold.

Cost of professional service revenue decreased by $1.5 million, or 29%, during the nine months ended September 30, 2026, from the nine months ended September 30, 2025. The decrease was primarily due to a $3.8 million loss recognized on a joint development agreement during nine months ended September 30, 2025, partially offset by increase in the non recurring engineering revenue during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Operating expenses

Research and development expenses

Research and development expenses increased by $10.0 million, or 15%, to $76.6 million for the nine months ended September 30, 2026, from $66.5 million for the nine months ended September 30, 2025. The increase was primarily due to a $4.2 million in research and development material and service expense, a $3.2 million increase in payroll related costs, a $1.7 million increase in software license subscription expense, a $0.6 million increase in consulting expense, a $0.3 million increase in travel expense.

General and administrative expenses

General and administrative expenses increased by $8.6 million, or 35%, to $33.4 million for the nine months ended September 30, 2026, from $24.8 million for the nine months ended September 30, 2025. The increase was primarily due to a $7.4 million increase in payroll related expense, a $1.0 million increase in legal and professional expense.

Selling and marketing expenses

Selling and marketing expenses were consistent for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Interest income

Interest income increased by $1.2 million, or 62%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was due to an increase in the interest rates and overall balance of interest-bearing cash equivalents and marketable securities.

Change in fair value of warrant liability

The change during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was due to an increase in the fair value of the Series A warrants issued in connection with the Facility Agreement.

Fair value gain on share subscription liability

The fair value gain on settlement of share subscription liability of $1.7 million during the nine months ended September 30, 2025 represented the net gain recognized from inception to settlement of the instrument under the LG Subscription Agreement.

Interest expense

Interest expense increased by $3.6 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due to interest expense related to the convertible notes.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including production capacity and sales volume, the timing and spending to support research and development efforts, investments in information technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features.

On November 8, 2023, we entered into subscription agreements providing for the purchase of common stock resulting in net proceeds of $20.6 million. Also on November 8, 2023, we entered into a Standby Equity Purchase Agreement (as amended on November 3, 2026, for two more years through November 8, 2028, the “Facility Agreement”) with entities affiliated with Sylebra. Pursuant to the Facility Agreement, we have the right, but not the obligation, to sell to Sylebra up to $125.0 million of shares of preferred stock, at our request until November 8, 2028, subject to the terms of the Facility Agreement and the satisfaction of certain conditions as described in Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Each sale we request under the Facility Agreement may be for a number of shares of preferred stock with an aggregate value of at least $25.0 million but not more than $50.0 million (except with Sylebra’s consent). We paid Sylebra a facility fee of $2.5 million, an origination fee of $0.6 million, and an administrative fee of $0.3 million and reimbursed $0.4 million to Sylebra for its fees and expenses. In addition, we issued to Sylebra Series A warrants to purchase 3,000,000 shares of common stock at an exercise price of $5.00.

On July 2, 2024, Aeva and the parties to the Delaware Stockholder Litigation entered into a term sheet, and on December 6, 2024 entered into a formal settlement agreement, which was approved by the court, to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, we agreed to pay a total settlement cost of $14.0 million in exchange for a release of all claims. The settlement was paid pursuant to our indemnification obligations and from available director and officer insurance policies. As of September 30, 2026, we have paid in full the $14.0 million previously accrued in connection with the settlement of the Delaware Stockholder Litigation. We have also recovered $2.5 million from an insurance carrier.

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

To date, we have incurred negative cash flows from operating activities and incurred losses from operations as reflected in our accumulated deficit of $867.4 million as of September 30, 2026. We expect to continue to incur operating losses due to continued investments that we intend to make in our business, including development of products. As of September 30, 2026, we had cash and cash equivalents and marketable securities totaling $147.5 million. We also have the ability to draw on the Facility Agreement up to $125.0 million (as amended on November 3, 2026, for two more years through November 8, 2028, the “Facility Agreement”) in exchange for the issuance of preferred shares, and we intend to draw down on the Facility Agreement if and as required by our capital needs. As of September 30, 2026, all conditions to draw under the Facility Agreement were met. We believe that our sources of liquidity, including financing available to us through the Facility Agreement will be sufficient to fund our operating and capital expenditure for at least 12 months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash used in operating activities	$(87,395)	$(92,928)
Cash (used in) provided by investing activities	(78,823)	77,702
Cash provided by financing activities	114,057	32,050
Net decrease in cash and cash equivalents	$(52,161)	$16,824

Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was $87.4 million, attributable to a net loss of $110.2 million and a net change in operating assets and liabilities of $14.3 million, partially offset by non-cash charges of $37.1 million. Non-cash charges primarily consisted of a $29.3 million in stock-based compensation, $1.0 million change in the fair value of warrant liability, $2.3 million for issuance of shares for convertible note interest payment, $3.9 million in depreciation and amortization expense, $1.7 million in amortization of right-of-use assets, $0.4 million in impairment of inventories, and $0.3 million in accretion for convertible notes, partially offset by a $1.8 million in amortization of premium on available for sale securities. The change in net operating assets and liabilities was primarily due to a $8.9 million decrease in accrued employee costs, a $1.4 million decrease in lease liability, a $1.4 million decrease in accrued liabilities, a $3.8 million increase in accounts receivable, a $1.5 million increase in other current asset and a $1.4 million increase in inventories, partially offset by a $3.1 million increase in other current liabilities, a $0.6 million decrease in other noncurrent assets, and a $0.4 increase in accounts payable,

Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $78.8 million, attributable to purchase of investments of $188.9 million and purchase of property, plant and equipment of $2.6 million, partially offset by proceeds from maturities of available-for-sale investments of $112.7 million.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $114.1 million, attributable to $108.8 million of cash received in from public offering net of expense paid and $5.5 million of cash received in connection with our joint development agreement with LGIT, partially offset by a $0.3 million payment of issuance cost for convertible notes.

Contractual Obligations and Other Commitments

Our commitments relate to leases of real estate. For more information, see Note 15 to our condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2026, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts Aeva reports as assets, liabilities, revenues, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Aeva’s actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.

For the nine months ended September 30, 2026 there were no significant changes to our critical accounting estimates as noted below. For a more detailed discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the quarter ended September 30, 2026, no Section 16 director or officer adopted, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act), except as follows:

On September 15, 2026, Soroush Salehian, our Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Salehian subsequently cancelled the plan on November 5, 2026, before any sales were scheduled to commence. The plan provided for the sale of up to 618,627 shares of our common stock beginning on December 28, 2026 and ending on September 1, 2027, or earlier upon completion of all transactions under the plan.

Financing transactions

On November 3, 2026, we entered into the Fourth Amendment to our Standby Equity Purchase Agreement, which, among other things, extended the agreement’s termination date by two years, from November 8, 2026, to November 8, 2028.

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

AEVA TECHNOLOGIES, INC.

Date: November 6, 2026	By:	/s/Soroush Salehian Dardashti
Soroush Salehian Dardashti
Chief Executive Officer

Date: November 6, 2026	By:	/s/ Rupesh Maheshwari
Rupesh Maheshwari
Interim Chief Financial Officer